Form 10QSB
period 2006-03-31
Value Consulting Inc
filed 2006-05-18
CIK 1349922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

VALUE CONSULTING, INC.

VALUE CONSULTING, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	20-4028175
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1103 CALLOWAY COURT HOWELL, MI 4843
(Address of Principal Executive Offices)

(770) 900-4856
(Issuer's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If changed since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2006, there were outstanding 90,000,000 shares of common stock, par value $0.0001, and no shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

VALUE CONSULTING, INC.
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

VALUE CONSULTING, INC.
BALANCE SHEET
MARCH 31, 2006 AND DECEMBER 31, 2005

ASSETS
	2006	2005
Current Assets:
Cash	$3,000	$5,000
Accounts receivable	-	-
Other current assets	-	10,000
Total current assets	3,000	15,000

Total Assets	$3,000	$15,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	-	-
Total current liabilities	-	-

Stockholders’ Deficit:
Common stock, $.0001 par value, 100,000,000 shares authorized, issued and outstanding: March 31, 2006 - 90,000,000 shares; December 31, 2005 - 90,000,000 shares	9,000	9,000
Paid-in capital	23,500	23,500
Accumulated deficit	(29,500)	(17,500)
Total stockholders’ equity (deficit)	3,000	15,000

Total Liabilities and Stockholders’ Deficit	$3,000	$15,000

See accompanying notes to these financial statements.

VALUE CONSULTING, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

2006

Revenue	$-
Cost of Revenue	-
Gross Profit	-

Operating Expenses:
General and Administrative	7,000
Professional Fees	5,000
Miscellaneous Expense	-
Total Operating Expenses	12,000

Net Income (Loss)	$(12,000)

Basic and diluted loss per share	$(0.00)

Weighted average number of common shares outstanding	90,000,000

See accompanying notes to these financial statements.

VALUE CONSULTING, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

2006
Cash Flows From Operating Activities
Net loss	$(12,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-
Changes in operating assets and liabilities:
Prepaid and other assets	10,000
Total adjustments	10,000

Net cash flows from operating activities	(2,000)

Cash Flows From Investing Activities
Purchases of property and equipment	-
Net cash flows from investing activities	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	-
Net cash provided by financing activities	-

Net Change in Cash	(2,000)

Cash, Beginning of the Period	$5,000

Cash, End of the Period	$3,000

See accompanying notes to these financial statements.

Note A - Nature of Operations and Basis of Presentation

Nature of Operations

Value Consulting Corp was incorporated in the State of Nevada on November 29, 2005. It is a consulting company, headquartered in Howell, Michigan, which plans to offer a variety of strategic business consulting services to public and private companies. Currently, the main service is providing financial and business consulting services to its clients. The services offered include due diligence, mergers and acquisition consulting, and strategic business planning. Value Consulting Corp. works with both private and public companies. Value Consulting Corp's long-term focus is on creating lasting relationships with its clients. It also provides strategic consulting services and business plan development for start-up companies and has the expertise to work with its clients through the public offering process, with introductions to underwriters, broke dealers and market makers, as well as post offering support services such as development of road show and research materials.

As indicated above the company was recently incorporated and is presently in the development stage wherein it is in the process of setting up operations and working to obtain clients. It has not yet realized revenue.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended March 31, 2006 have been included.

These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form SB-2 for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

As Value Consulting is a development stage company formed in November, 2005, there are no comparative financials for the three months ended March 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Consulting service revenue and the related labor costs and payroll are recorded in the period in which services are performed.

Accounts Receivable

Value Consulting’s trade accounts receivable result from the sale of its services, and consist of private and public companies. Value Consulting uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended March 31, 2006 was $0.

Concentration of Credit Risk

Financial instruments, which potentially expose Value Consulting to concentrations of credit risk consist principally of trade accounts receivable and restricted securities that are paid as part of consulting fees.

VALUE CONSULTIN, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

Note A - Nature of Operations and Basis of Presentation (Continued)

Value Consulting’s trade accounts receivable result from the sale of its services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of March 31, 2006, Value Consulting had no customers who accounted for 10% or more of gross accounts receivable or 10% or more of the net sales.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of consultants. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Value Consulting estimates that the fair value of all financial instruments at March 31, 2006 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

Property and Equipment

Property and equipment are recorded at historical cost and include expenditures, which substantially increase the useful lives of existing property and equipment. Maintenance and repairs are charged to operations when incurred.

Depreciation of property and equipment is computed primarily using the straight-line method based on estimated useful lives (furniture and fixtures, 6 to 7 years, office equipment 5 to 7 years, and computers and software, 3 to 5 years). Depreciation for income tax purposes is computed principally using the straight line method and estimated useful lives.

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Value Consulting did not have direct-response advertising costs during the three month ended March 31, 2006.

Accounting for Stock-based Compensation

Value Consulting accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), Financial Accounting Standards Board Interpretation No, 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). Accordingly, compensation cost for stock options and warrants are measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the stock option exercise price. Value Consulting accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under SFAS 123, stock option awards issued to non-employees are accounted for at their fair value on the date issued, where fair value is determined using the Black-Scholes option pricing method. In December 2004, The Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 123 (Revised), "Shared-Based Payment" (SFAS 123R). This standard revises SFAS No. 123, Accounting Principles Board Option 25 and related interpretations, and eliminates use of the intrinsic value method of accounting for stock options. The Company currently uses the intrinsic value method to value stock options, and, accordingly, no compensation expense has been recognized for stock options. SFAS 123R requires that all employee share-based payments to employees, including stock options, be valued using a fair-value-based method and recorded as expense in the statement of operations. For the Company, SFAS 123R will first be effective for its December 31, 2006 financial statements. This new Statement will not affect accounting for the Company's stock options currently outstanding, but it will affect financial statement disclosures about those stock options, and it will change the accounting for stock options issued in future years.

VALUE CONSULTIN, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

Note A - Nature of Operations and Basis of Presentation (Continued)

Income Taxes

Value Consulting records its federal and state income tax liability in accordance with Statement of Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes". Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes, using current tax rates. Deferred tax assets represent the expected benefits from net operating losses carried forward and general business credits that are available to offset future income taxes.

Loss Per Share

Net loss per share is computed based upon the weighted average number of outstanding shares of the Company’s common stock for each period presented.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140. This statement resolves issues addressed in FAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. SFAS No. 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company's financial statements.

Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification. The Company has yet to determine the effect SFAS No. 123R may have on its financial statements, if any.

Note B - Income Taxes

For income tax purposes Value Consulting had $12,000 of net operating losses as of March 31, 2006, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C - Cash Flow Supplemental Information

Cash paid for interest during the three months ended March 31, 2006 amounted to $0.

During the year ended December 31, 2005, Value Consulting issued 90,000,000 shares of restricted common stock, valued at $32,500, to various investors, including both of the Company’s officers and directors.

Note D - Stockholders’ Equity

Issuance of Common Stock

On December 6, 2005, the Board of Directors approved the issuance of 90,000,0000 restricted shares of the Company’s $.0001 par value common stock for a total investment of $32,500.

VALUE CONSULTIN, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

Note D - Stockholders’ Equity (Continued)

On January 20, 2006, Value Consulting filed an SB-2 registration statement with the SEC. The Company registered an additional 10 million (10,000,000) shares to be sold for an aggregate of $1 million ($1,000,000). As of March 31, 2006, the registration had not been approved and no shares had been sold.

Common Stock Warrants

As of March 31, 2006 there were no stock warrants issued or outstanding.

Note E - Commitments and Contingencies

Operating Leases

Value Consulting currently has no lease obligations.

Litigation

As of March 31, 2006, Value Consulting did not have any outstanding legal issues outside of the ordinary course of business.

Note F - Subsequent Events

On January 20, 2006, Value Consulting filed an SB-2 registration statement with the SEC. The Company registered an additional 10 million (10,000,000) shares to be sold for an aggregate of $1 million ($1,000,000). As of March 31, 2006, the registration had not been approved and no shares had been sold.

On April 14, 2006, the SEC declared the registration effective, give Value Consulting the opportunity to sell of to 10 million (10,000,000) shares for an aggregate of $1 million ($1,000,000). As of May 10, 2006, no shares had been sold.

NOTE B - Liquidity and Management’s Plans

As reflected in the accompanying financial statements, the Company has a working capital surplus and stockholders’ equity of $3,000 and $3,000, respectively, as of March 31, 2006. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

Management is seeking additional financial resources, which the Company believes will support operations until profitability can be achieved. These financial resources include financing from both related and non-related third parties, as discussed in the accompanying footnotes to the financial statements. There can be no assurance that management will be successful in these efforts. The financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

NOTE E - Stockholders’ Equity

Issuance of Common Stock

On December 6, 2005, the Board of Directors approved the issuance of 90,000,0000 restricted shares of the Company’s $.0001 par value common stock for a total investment of $32,500.

On January 20, 2006, Value Consulting filed an SB-2 registration statement with the SEC. The Company registered an additional 10 million (10,000,000) shares to be sold for an aggregate of $1 million ($1,000,000). As of March 31, 2006, the registration had not been approved and no shares had been sold.

VALUE CONSULTIN, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Information

This report and other reports, as well as other written and oral statements made or released by us, may contain forward-looking statements. Forward-looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward-looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project", "predict", "hope", "should", and "may", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to the ability to raise needed financing, increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects have been and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Company's unaudited consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Audited Financials included on Form SB-2 for the fiscal year ended December 31, 2005.

 Results of Operations

Our net loss for three months ended March 31, 2006 was $12,000. There is not a prior year comparison as the Company was not organized until December, 2005. A discussion of our results of operations is as follows:

Revenues for three months ended March 31, 2006 were $0. Value Consulting is a development stage company. No revenues have been generated since inception.

Our cost of services was $0. As we have had no revenue to date, there is no cost of services.

Value Consulting expects to improve operating results as the Company begins to move forward with marketing and obtaining a customer base for its services.

Selling, General and Administrative expenses (“SG&A”) were $12,000 for the three months ended March 31, 2006. This expenses is attributable to various administrative and professional fees associated with the filing of a registration statement.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $12,000 for the three months ended March 31, 2006 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

VALUE CONSULTING, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a working capital surplus and stockholders’ equity of $3,000 and $3,000, respectively, as of March 31, 2006. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

Management is seeking additional financial resources, which the Company believes will support operations until profitability can be achieved. These financial resources include financing from both related and non-related third parties, as discussed in the accompanying footnotes to the financial statements. There can be no assurance that management will be successful in these efforts. The financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

For the three months ended March 31, 2006 we incurred a net loss of $12,000.

Our average monthly revenue for the first quarter of 2006 was $0.

We expect our operating expenses to continue to increase as we attempt to build our brand and expand our customer base. We hope our expenses will be funded from operations and short-term loans from officers, shareholders or others; however, our operations may not provide such funds and we may not be able obtain short-term loans from officers, shareholders or others. Our officers and shareholders are under no obligation to provide additional loans to the company.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

VALUE CONSULTING, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Value Consulting is not currently involved with any legal proceedings and is not aware of any threatened actions.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended March 31, 2006.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended March 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended March 31, 2006.

ITEM 5. OTHER INFORMATION

On December 6, 2005, the Board of Directors approved the issuance of 90,000,0000 restricted shares of the Company’s $.0001 par value common stock for a total investment of $32,500.

On January 20 , 2006, Value Consulting filed an SB-2 registration statement with the SEC. The Company registered an additional 10 million (10,000,000) shares to be sold for an aggregate of $1 million ($1,000,000). As of March 31, 2006, the registration had not been approved and no shares had been sold.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the first quarter of 2006.

VALUE CONSULTING, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUE CONSULTING, INC.

Dated: May 15, 2006	/s/ Brian Ramsey
By: Brian Ramsey, Chief Executive Officer