Form 10QSB
period 2006-06-30
Value Consulting Inc
filed 2006-08-11
CIK 1349922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number 0-131224

VALUE CONSULTING, INC.

VALUE CONSULTING, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	20-4028175
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1103 CALLOWAY COURT HOWELL, MI 48843
(Address of Principal Executive Offices)

(248) 321-0121
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2006, there were outstanding 96,310,000 shares of common stock, par value $0.0001, and no shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

VALUE CONSULTING, INC.
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

VALUE CONSULTING, INC.
BALANCE SHEET
JUNE 30, 2006 AND DECEMBER 31, 2005

ASSETS
	2006	2005
Current Assets:
Cash	$181,663	$5,000
Accounts receivable	-	-
Note Receivable	50,000	-
Other current assets	400,000	10,000
Total current assets	631,663	15,000

Total Assets	$631,000	$15,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	1,442	-
Total current liabilities	1,442	-

Stockholders’ Deficit:
Common stock, $.0001 par value, 100,000,000 shares authorized, issued and outstanding: June 30, 2006 - 96,310,000 shares; December 31, 2005 - 90,000,000 shares	9,631	9,000
Paid-in capital	653,869	23,500
Accumulated deficit	(33,279)	(17,500)
Total stockholders’ equity (deficit)	630,221	15,000

Total Liabilities and Stockholders’ Deficit	$631,663	$15,000

See accompanying notes to these financial statements.

VALUE CONSULTING, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Revenue	$ -	$ -
Cost of Revenue	-	-
Gross Profit	-	-

Operating Expenses:
General and Administrative	1,442	8,442
Professional Fees	3,000	8,000
Miscellaneous Expense	119	119
Total Operating Expenses	4,561	16,561

Other Income (Expense):
Interest Income	782	782
Total Other Income (Expense)	782	782

Net Income (Loss)	$(3,779)	$(15,779)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	93,155,000	91,577,500

See accompanying notes to these financial statements.

VALUE CONSULTING, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006

2006
Cash Flows From Operating Activities
Net loss	$(15,779)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-
Changes in operating assets and liabilities:
Note receivable	(50,000)
Prepaid and other assets	(390,000)
1,442
Total adjustments	(438,558)

Net cash flows from operating activities	(454,337)

Cash Flows From Investing Activities
Purchases of property and equipment	-
Net cash flows from investing activities	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	631,000
Net cash provided by financing activities	631,000

Net Change in Cash	176,663

Cash, Beginning of the Period	$5,000

Cash, End of the Period	$181,663

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

In addition to providing these valuable services mentioned above, Value Consulting’s business model can also potentially yield long term rewards with relatively diversified revenue streams. For example, Value Consulting also works with clients by partnering and taking an equity position with them to align with their long term goals and help build value. By acting as an incubator, Value Consulting can assist emerging companies gain access to important financial and strategic market, thus giving them the ability to speed up time to market and/or product acceptance. In addition, Value Consulting also plans to offer additional growth and value for its shareholders and strategic partners by acquiring and consolidating undervalued opportunities in selective high-growth industries. Value Consulting can also bring additional value by combining expertise in both the product and capital markets.

As indicated above the company was recently incorporated and is presently in the development stage wherein it is in the process of setting up operations and working to obtain clients. It has not yet realized revenue.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended June 30, 2006 have been included.

These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form SB-2 for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

As Value Consulting is a development stage company formed in November, 2005, there are no comparative financials for the three and six months ended June 30, 2005.

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

VALUE CONSULTING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

Note A - Nature of Operations and Basis of Presentation (Continued)

Accounts Receivable

Value Consulting’s trade accounts receivable result from the sale of its services, and consist of private and public companies. Value Consulting uses the allowance method to account for uncollectible accounts. Bad debt expense for the three six months ended June 30, 2006 was $0.

Concentration of Credit Risk

Financial instruments, which potentially expose Value Consulting to concentrations of credit risk consist principally of trade accounts receivable and restricted securities that are paid as part of consulting fees.

Value Consulting’s trade accounts receivable result from the sale of its services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of June 30, 2006, Value Consulting had no customers who accounted for 10% or more of gross accounts receivable or 10% or more of the net sales.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of consultants. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Value Consulting estimates that the fair value of all financial instruments at June 30, 2006 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Value Consulting did not have direct-response advertising costs during the six month ended June 30, 2006.

VALUE CONSULTING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

Note A - Nature of Operations and Basis of Presentation (Continued)

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

VALUE CONSULTING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

Note A - Nature of Operations and Basis of Presentation (Continued)

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

Note B - Income Taxes

For income tax purposes Value Consulting had $33,279 of net operating losses as of June 30, 2006, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C - Cash Flow Supplemental Information

Cash paid for interest during the three and six months ended June 30, 2006 amounted to $0.

During the year ended December 31, 2005, Value Consulting issued 90,000,000 shares of restricted common stock, valued at $32,500, to various investors, including both of the Company’s officers and directors.

On May 15, 2006, Value Consulting issued 6,310,000 shares of common stock, value at $631,000. The shares were issued pursuant to an SB-2 registration statement declared effective by the SEC on April 14, 2006.

Note D - Note Payable

Notes payable reflects a $50,000 on demand note due from an unrelated party. The note was issued on May 15, 2006 for $50,000 and bears no interest.

Note E - Other Assets

Other Assets consists of a $400,000 deposit. On June 1, 2006, Value Consulting deposited $400,000 into escrow to pursue an interest in the development of new opportunities. It is the Company’s intent to use these funds for working capital and potential acquisitions.

Note F - Stockholders’ Equity

Issuance of Common Stock

On December 6, 2005, the Board of Directors approved the issuance of 90,000,0000 restricted shares of the Company’s $.0001 par value common stock for a total investment of $32,500.

On January 20, 2006, Value Consulting filed an SB-2 registration statement with the SEC. The Company registered an additional 10 million (10,000,000) shares to be sold for an aggregate of $1 million ($1,000,000). On April 14, 2006 the SEC declared the registration statement effective. On May 15, 2006, Value Consulting issued 6,310,000 shares of common stock for an aggregate of $631,000. On June 9, 2006 Value Consulting removed the remaining 3,690,000 shares and closed the registration.

Common Stock Warrants

As of June 30, 2006 there were no stock warrants issued or outstanding.

VALUE CONSULTING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

Note G - Commitments and Contingencies

Operating Leases

Value Consulting currently has no lease obligations.

Litigation

As of June 30, 2006, Value Consulting did not have any outstanding legal issues outside of the ordinary course of business.

Note H - Subsequent Events

On July 26, 2006 Value Consulting began trading on the OTCBB market under the symbol VCSL.

On July 27, 2006, Value Consulting created a subsidiary, Smarts Oil and Gas, Inc., to pursue an interest in acquiring oil and gas leases. On July 31, 2006, Smarts Oil and Gas acquired the rights to multiple oil and gas leases in northern Louisiana.

On July 28, 2006, Value Consulting created a subsidiary, Universal Tracking Solutions, Inc., to pursue an interest in obtaining GPS tracking technologies.

VALUE CONSULTING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

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

 Results of Operations

THREE MONTHS ENDED JUNE 30, 2006

Our net loss for three months ended June 30, 2006 was $3,779. There is not a prior year comparison as the Company was not organized until December, 2005. A discussion of our results of operations is as follows:

Revenues for the three months ended June 30, 2006 were $0. Value Consulting is a development stage company. No revenues have been generated since inception.

Our cost of services was $0. As we have had no revenue to date, there is no cost of services.

Value Consulting expects to improve operating results as the Company begins to move forward with marketing and obtaining a customer base for its services.

Selling, General and Administrative expenses (“SG&A”) were $4,561 for the three months ended June 30, 2006. This expense is attributable to various administrative and professional fees associated.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $3,779 for the three months ended June 30, 2006 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

VALUE CONSULTING, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2006

Our net loss for the six months ended June 30, 2006 was $15,779. There is not a prior year comparison as the Company was not organized until December, 2005. A discussion of our results of operations is as follows:

Revenues for six months ended June 30, 2006 were $0. Value Consulting is a development stage company. No revenues have been generated since inception.

Our cost of services was $0. As we have had no revenue to date, there is no cost of services.

Value Consulting expects to improve operating results as the Company begins to move forward with marketing and obtaining a customer base for its services.

Selling, General and Administrative expenses (“SG&A”) were $16,561 for the six months ended June 30, 2006. This expense is attributable to various administrative and professional fees associated with the filing of a registration statement.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $15,779 for the six months ended June 30, 2006 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a working capital surplus and stockholders’ equity of $630,221 and $630,221, respectively, as of June 30, 2006. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

Management has successfully obtained additional financial resources, which the Company believes will support operations until profitability can be achieved. These financial resources include financing from both related and non-related third parties, as discussed in the footnotes to the financial statements. There can be no assurance that management will be successful in these efforts. The financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

We expect our operating expenses to continue to increase as we attempt to build our brand and expand our customer base. We hope our expenses will be funded from operations and short-term investments from officers, shareholders or others; however, our operations may not provide such funds and we may not be able obtain short-term loans from officers, shareholders or others. Our officers and shareholders are under no obligation to provide additional loans to the company.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended June 30, 2006.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended June 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended June 30, 2006.

ITEM 5. OTHER INFORMATION

On December 6, 2005, the Board of Directors approved the issuance of 90,000,0000 restricted shares of the Company’s $.0001 par value common stock for a total investment of $32,500.

On January 20, 2006, Value Consulting filed an SB-2 registration statement with the SEC. The Company registered an additional 10 million (10,000,000) shares to be sold for an aggregate of $1 million ($1,000,000). On April 14, 2006, the registration was approved by the SEC. On May 15, 2006, the Company issued 6,310,000 shares of common stock for an aggregate of $631,000. One June 9, 2006, the registration was closed and the remaining 3,690,000 were removed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the second quarter of 2006.

VALUE CONSULTING, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUE CONSULTING, INC.

Dated: August 10, 2006	/s/ Brian Ramsey
By: Brian Ramsey, Chief Executive Officer