Form 10QSB
period 2006-09-30
Smarts Oil & Gas, Inc.
filed 2006-10-11
CIK 1349922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number 0-131224

SMARTS OIL & GAS, INC.

SMARTS OIL & GAS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	20-4028175
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4128 Merriman Loop Howell, MI 48843
(Address of Principal Executive Offices)

(248) 321-0121
(Issuer's Telephone Number, Including Area Code)

Value Consulting, Inc.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 10, 2006, there were outstanding 24,910,000 shares of common stock, par value $0.0001, and no shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

SMARTS OIL & GAS, INC.
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

SMARTS OIL & GAS, INC.
BALANCE SHEET
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

ASSETS
	2006	2005
Current Assets:
Cash	$75,904	$5,000
Accounts receivable	-	-
Note Receivable	-	-
Other current assets	-	10,000
Total current assets	75,904	15,000

Other Assets:
Oil and Gas Properties	545,596	-

Total Assets	$621,500	$15,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	926	-
Total current liabilities	926	-

Stockholders’ Deficit:
Common stock, $.0001 par value, 100,000,000 shares authorized, issued and outstanding: September 30, 2006 - 24,910,000 shares; December 31, 2005 - 90,000,000 shares	2,491	9,000
Paid-in capital	661,009	23,500
Accumulated deficit	(42,926)	(17,500)
Total stockholders’ equity (deficit)	620,574	15,000

Total Liabilities and Stockholders’ Deficit	$621,500	$15,000

See accompanying notes to these financial statements.

SMARTS OIL & GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Revenue	$ -	$ -
Cost of Revenue	-	-
Gross Profit	-	-

Operating Expenses:
General and Administrative	8,744	17,186
Professional Fees	550	8,550
Miscellaneous Expense	965	1,084
Total Operating Expenses	10,259	26,820

Other Income (Expense):
Interest Income	612	1,394
Total Other Income (Expense)	612	1,394

Net Income (Loss)	$(9,647)	$(25,426)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	63,738,889	82,297,963

See accompanying notes to these financial statements.

SMARTS OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

2006
Cash Flows From Operating Activities
Net loss	$(25,426)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-
Changes in operating assets and liabilities:
Note receivable	-
Prepaid and other assets	10,000
Accounts Payable	926
Total adjustments	10,926

Net cash flows from operating activities	(14,500)

Cash Flows From Investing Activities
Purchases of oil and gas properties	(545,596)
Net cash flows from investing activities	(545,596)

Cash Flows From Financing Activities
Proceeds from sale of common stock	631,000
Net cash provided by financing activities	631,000

Net Change in Cash	70,904

Cash, Beginning of the Period	$5,000

Cash, End of the Period	$75,904

See accompanying notes to these financial statements.

Note A - Nature of Operations and Basis of Presentation

Nature of Operations

Smarts Oil and Gas, Inc. was incorporated in the State of Nevada on November 29, 2005. Formerly Value Consulting, Inc., the Company changed its name to Smart Oil and Gas in August, 2006. Smarts Oil & Gas was created to pursue an interest in the burgeoning oil and gas market. Smarts Oil and Gas' initial entry into the market was the acquisition of several leases located in northern Louisiana. Smarts Oil and Gas will continuously pursue any opportunity to acquire other attractive oil and gas areas that can add value to the Company and its shareholders. The company will focus on leases and properties with proven oil reserves and high potential for large profit margins.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended September 30, 2006 have been included.

These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form SB-2 for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

As Smarts Oil and Gas is a development stage company formed in November, 2005, there are no comparative financials for the three and nine months ended September 30, 2005.

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

Accounts Receivable

Smarts’ trade accounts receivable result from the sale of its services, and consist of private and public companies. Smarts uses the allowance method to account for uncollectible accounts. Bad debt expense for the three six months ended June 30, 2006 was $0.

Concentration of Credit Risk

Smarts Oil and Gas’ trade accounts receivable result from the sale of oil and gas to customers. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of September 30, 2006, Smarts’ had no customers who accounted for 10% or more of gross accounts receivable or 10% or more of the net sales.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of its employees and consultants. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

SMARTS OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note A - Nature of Operations and Basis of Presentation (Continued)

Financial Instruments

Smarts Oil and Gas estimates that the fair value of all financial instruments at September 30, 2006 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

Oil and gas properties

The Company follows the full cost method of accounting for its oil and gas operations. Under this method, costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized in one cost center, including certain internal costs directly associated with such activities. Proceeds from the sale of oil and gas properties are credited to the cost center with no gain or loss recognized unless such sale would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributable to proved reserves, using current product prices and operating costs at the balance sheet date plus the lower of cost and fair value of unproved properties within the cost center.

Costs of oil and gas properties are amortized using the unit-of-production method based upon estimated proven oil and gas reserves starting when proved reserves have been established. The significant unproven properties are excluded from the costs subject to depletion.

As at September 30, 2006 the Company did not have any proven reserves.

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Smarts did not have direct-response advertising costs during the nine month ended September 30, 2006.

Accounting for Stock-based Compensation

Smarts accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), Financial Accounting Standards Board Interpretation No, 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). Accordingly, compensation cost for stock options and warrants are measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the stock option exercise price. Smarts Oil & Gas, Inc. accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under SFAS 123, stock option awards issued to non-employees are accounted for at their fair value on the date issued, where fair value is determined using the Black-Scholes option pricing method. In December 2004, The Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 123 (Revised), "Shared-Based Payment" (SFAS 123R). This standard revises SFAS No. 123, Accounting Principles Board Option 25 and related interpretations, and eliminates use of the intrinsic value method of accounting for stock options. The Company currently uses the intrinsic value method to value stock options, and, accordingly, no compensation expense has been recognized for stock options. SFAS 123R requires that all employee share-based payments to employees, including stock options, be valued using a fair-value-based method and recorded as expense in the statement of operations. For the Company, SFAS 123R will first be effective for its December 31, 2006 financial statements. This new Statement will not

SMARTS OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note A - Nature of Operations and Basis of Presentation (Continued)

affect accounting for the Company's stock options currently outstanding, but it will affect financial statement disclosures about those stock options, and it will change the accounting for stock options issued in future years.

Income Taxes

Smarts records its federal and state income tax liability in accordance with Statement of Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes". Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes, using current tax rates. Deferred tax assets represent the expected benefits from net operating losses carried forward and general business credits that are available to offset future income taxes.

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

Note B - Income Taxes

For income tax purposes Smarts Oil and Gas had $25,436 of net operating losses as of September 30, 2006, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C - Cash Flow Supplemental Information

Cash paid for interest during the three and nine months ended September 30, 2006 amounted to $0.

During the year ended December 31, 2005, Smarts issued 90,000,000 shares of restricted common stock, valued at $32,500, to various investors, including both of the Company’s officers and directors.

On May 15, 2006, Smarts issued 6,310,000 shares of common stock, value at $631,000. The shares were issued pursuant to an SB-2 registration statement declared effective by the SEC on April 14, 2006.

SMARTS OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note D - Other Assets

Other Assets consists of oil and gas properties purchased for an aggregate total of $545,596.

Note E - Stockholders’ Equity

Issuance of Common Stock

On December 6, 2005, the Board of Directors approved the issuance of 90,000,0000 restricted shares of the Company’s $.0001 par value common stock for a total investment of $32,500.

On January 20, 2006, Smarts Oil and Gas filed an SB-2 registration statement with the SEC. The Company registered an additional 10 million (10,000,000) shares to be sold for an aggregate of $1 million ($1,000,000). On April 14, 2006 the SEC declared the registration statement effective. On May 15, 2006, Smarts Oil and Gas issued 6,310,000 shares of common stock for an aggregate of $631,000. On June 9, 2006 Smarts removed the remaining 3,690,000 shares and closed the registration.

On August 7, 2006, Brian Ramsey, President and CEO, retired 55,000,000 shares of his common stock, bringing the total common shares outstanding to 41,310,000.

On September 30, 2006, Dan Seifer, President and CEO, along with various other shareholders, retired 16,400,000 shares of common stock, bringing the total common shares outstanding to 24,910,000.

Common Stock Warrants

As of September 30, 2006 there were no stock warrants issued or outstanding.

Note F - Commitments and Contingencies

Operating Leases

Smarts Oil and Gas currently has no lease obligations.

Litigation

As of September 30, 2006, Smarts did not have any outstanding legal issues outside of the ordinary course of business.

Note G - Subsequent Events

There have been no subsequent events to report.

SMARTS OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

 Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2006

Our net loss for three months ended September 30, 2006 was $9,647. There is not a prior year comparison as the Company was not organized until December, 2005. A discussion of our results of operations is as follows:

Revenues for the three months ended September 30, 2006 were $0. Smarts Oil and Gas is a development stage company. No revenues have been generated since inception.

Our cost of services was $0. As we have had no revenue to date, there is no cost of services.

Smarts Oil and Gas expects to improve operating results as the Company begins to move forward with producing oil and gas from current, and new, oil and gas properties.

Selling, General and Administrative expenses (“SG&A”) were $10,259 for the three months ended September 30, 2006. This expense is attributable to various administrative and professional fees.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $9,647 for the three months ended September 30, 2006 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

SMARTS OIL & GAS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2006

Our net loss for the nine months ended September 30, 2006 was $25,426. There is not a prior year comparison as the Company was not organized until December, 2005. A discussion of our results of operations is as follows:

Revenues for nine months ended September 30, 2006 were $0. Smarts Oil and Gas is a development stage company. No revenues have been generated since inception.

Our cost of services was $0. As we have had no revenue to date, there is no cost of services.

Smarts expects to improve operating results as the Company begins to move forward with the exploration and production of existing, and new, oil and gas properties.

Selling, General and Administrative expenses (“SG&A”) were $26,820 for the nine months ended September 30, 2006. This expense is attributable to various administrative and professional fees associated with the filing of a registration statement.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $25,426 for the nine months ended September 30, 2006 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a working capital surplus and stockholders’ equity of $74,978 and $620,574, respectively, as of September 30, 2006. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

We expect our operating expenses to continue to increase as we attempt to build our brand and expand our oil and gasproperties. We hope our expenses will be funded from operations and short-term investments from officers, shareholders or others; however, our operations may not provide such funds and we may not be able obtain short-term loans from officers, shareholders or others. Our officers and shareholders are under no obligation to provide additional loans to the company.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

SMARTS OIL & GAS, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Smarts Oil and Gas is not currently involved with any legal proceedings and is not aware of any threatened actions.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the nine months ended September 30, 2006.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended September 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended September 30, 2006.

ITEM 5. OTHER INFORMATION

On December 6, 2005, the Board of Directors approved the issuance of 90,000,0000 restricted shares of the Company’s $.0001 par value common stock for a total investment of $32,500.

On January 20, 2006, Smarts Oil and Gas filed an SB-2 registration statement with the SEC. The Company registered an additional 10 million (10,000,000) shares to be sold for an aggregate of $1 million ($1,000,000). On April 14, 2006, the registration was approved by the SEC. On May 15, 2006, the Company issued 6,310,000 shares of common stock for an aggregate of $631,000. One June 9, 2006, the registration was closed and the remaining 3,690,000 were removed. On July 26, 2006, Smarts Oil and Gas successfully completed the necessary filings to become a public company.

On August 7, 2006, Brian Ramsey, President and CEO, retired 55,000,000 shares of his common stock, bringing the total common shares outstanding to 41,310,000.

On August 14, 2006, Mr. Brian Ramsey resigned as an officer of Smarts Oil and Gas by letter dated August 14, 2006. There were no disputes between the Company and Mr. Ramsey.

On August 14, 2006, the board of directors of Smarts elected Daniel Seifer to President, Chief Executive Officer, and Chairman of the Board. Mr. Seifer has spent the last 12 years working in the public markets. His experience includes investor relations, consulting, raising capital, mergers and acquisitions, and public relations. Mr. Seifer is currently active in the oil and gas industry, personally owning ten oil wells in Northern Louisiana. Mr. Seifer graduated from Michigan State with a degree in Engineering and a Business Minor. Mr. Seifer is not party to any arrangement or understanding with any person pursuant to which Mr. Seifer was selected as an officer and director; nor is Mr. Seifer a party to any transaction, or series of transactions, required to be disclosed pursuant to Item 404(a) of Regulation S-K.

On August 14, 2006, the board of directors of Smarts Oil & Gas, Inc. elected Don Quarterman to Chief Financial Officer of the Company. Mr. Quarterman joined Smarts as a Director at inception. Mr. Quarterman brings with him over 10 years of experience in venture capital, mergers and acquisitions, and strategic consulting. Mr. Quarterman has worked as a business consultant with numerous emerging growth companies in the areas of business and strategic planning, business development strategies, and executive and director recruitment. Mr. Quarterman earned an MBA degree, with a concentration in Finance and Entrepreneurship, from the University of South Florida. Mr. Quarterman is not party to any arrangement or understanding with any person pursuant to which Mr. Quarterman was selected as an officer; nor is Mr. Quarterman a party to any transaction, or series of transactions, required to be disclosed pursuant to Item 404(a) of Regulation S-K.

On August 14, 2006, the board of directors of Smarts elected Eddie McGarraugh to the board of directors. Mr. McGarraugh has been an entrepreneur for over 40 years.  Mr. McGarraugh is a seasoned oil and gas operator with knowledge of all phases of drilling and completing wells. He worked in the oil and gas industry for 30 years, leasing, drilling and completing wells in Texas, Oklahoma, and Colorado. Mr. McGarraugh is not party to any arrangement or understanding with any person pursuant to which Mr. McGarraugh was selected as a director; nor is Mr. McGarraugh a party to any transaction, or series of transactions, required to be disclosed pursuant to Item 404(a) of Regulation S-K.

ITEM 5. OTHER INFORMATION (CONTINUED)

On August 14, 2006, the Board of Directors of the Company approved an adopted amendment to the Articles of Incorporation to change the name of the Company. Value Consulting, Inc. changed its name to Smarts Oil and Gas, Inc. The Company began trading on the OTCBB under the new symbol SOGN.

On September 30, 2006, Dan Seifer, President and CEO, along with various other shareholders, retired 16,400,000 shares of common stock, bringing the total common shares outstanding to 24,910,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

We filed the following reports on Form 8-K during the third quarter of 2006:

Form 8-K, August 11, 2006, Item 8 - Other Events; Reporting the completion of filings to become publicly traded.

Form 8-K, August 11, 2006, Item 8 - Other Events; Reporting the creation of Smarts Oil and Gas, Inc. and Universal Tracking Solutions.

Form 8-K, August 11, 2006, Item 8 - Other Events; Reporting the purchase of multiple oil and gas leases in Louisiana.

Form 8-K, August 11, 2006, Item 8 - Other Events; Reporting plans to retire 55,000,000 shares of common stock.

Form 8-K, August 17, 2006, Item 5 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Reporting the resignation of Brian Ramsey as an officer and the appointment of Dan Seifer, Don Quarterman, and Eddie McGarraugh as officers and directors.

Form 8-K, August 17, 2006, Item 5 - Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year; Reporting board approval to amend the article of incorporation to change the company name from Value Consulting, Inc. to Smarts Oil and Gas, Inc.

Form 8-K, August 25, 2006, Item 5 - Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year; Reporting the name change from Value Consulting, Inc. to Smarts Oil and Gas, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTS OIL & GAS, INC.

Dated: October 10, 2006	/s/ Dan Seifer
By: Dan Seifer, Chief Executive Officer