Form 10KSB
period 2006-12-31
Smarts Oil & Gas, Inc.
filed 2007-04-16
CIK 1349922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2006.

000-131224
Commission File Number

SMARTS OIL AND GAS, INC.
(Name of small business issuer in its charter)

Nevada	20-4028175
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4128 Merriman Loop
Howell, MI 48443
(248) 321-0121
(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The registrant's revenues for the year ended December 31, 2006 were $0.

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, computed by reference to the closing sale price of such common equity as quoted on the Over the Counter Electronic Bulletin Board of $0.19 per share as of December 31, 2006 was $2,281,387.

As of April 13, 2007, the registrant had 24,910,000 shares of common stock, par value $0.0001 per share, outstanding.

SMARTS OIL AND GAS, INC.
FORM 10-KSB REPORT INDEX

PART I

Forward Looking Statements. Certain of the statements included in this annual report on Form 10-KSB, including those regarding future financial performance or results or that are not historical facts, are “forward-looking” statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statement. .Smarts Oil and Gas, Inc. (referred to herein, with its predecessors and subsidiaries, as “Smarts”, “we”, “us”, and “our”) cautions readers that these statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:

•	the level of utilization of our pipelines;
•	availability and cost of capital;
•	actions or inactions of third party operators for properties where we have an interest;
•	the risks associated with exploration;
•	the level of production from oil and gas properties that we have interests in;
•	gas and oil price volatility;
•	uncertainties in the estimation of proved reserves, in the projection of future rates of production, the timing of development expenditures and the amount and timing of property abandonment;
•	regulatory developments; and
•	general economic conditions.

Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

Item 1. Description of Business

The Company

Smarts Oil and Gas, Inc. was incorporated in the State of Nevada on November 29, 2005. Formerly Value Consulting, Inc., the Company changed its name to Smart Oil and Gas in August, 2006. Smarts Oil & Gas was created to pursue an interest in the burgeoning oil and gas market. Smarts Oil and Gas' initial entry into the market was the acquisition of several leases located in northern Louisiana. The Company has also acquired leases in Texas and continues to pursue any opportunity to acquire other attractive oil and gas areas that can add value to the Company and its shareholders. The company will focus on leases and properties with proven oil reserves and high potential for large profit margins.

Our principal executive office is located at 4128 Merriman Loop, Howell, Michigan, 48843, and our telephone number is (248) 321-0121. We currently have two employees, both officers of the Company, and work primarily through independent contractors to operate and manage our lease interests. Our common stock is traded on the OTCBB under the ticker symbol “SOGN.” Our website address is www.smartsoilandgas.com.

Certain terms that are commonly used in the oil and gas industry, including terms that define our rights and obligations with respect to our properties, are defined in the “Glossary of Certain Oil and Gas Terms” of this Form 10-KSB.

Company Strategy

At the present time, we do not plan to finance our oil and gas acquisitions and drilling activities solely through our own resources. Consequently, we identify prospects or production to acquire and drill prospects, and seek other industry investors who are willing to participate in these activities with us. We frequently retain a promotional interest in these prospects, but generally we finance a portion (and sometimes a significant portion) of the acquisition and drilling costs.

Where we acquire an interest in acreage on which exploration or development drilling is planned, we will seldom assume the entire risk of acquisition or drilling. Rather, we prefer to assess the relative potential and risks of each prospect and determine the degree to which we will participate in the exploration or development drilling. Generally, we have determined that it is more beneficial to invite industry participants to share the risk and the reward of the prospect by financing some or all of the costs of drilling contemplated wells. In such cases, we may retain a carried working interest, a reversionary interest, or may be required to finance all or a portion of our proportional interest in the prospect. Although this approach reduces our potential return should the drilling operations prove successful, it also reduces our risk and financial commitment to a particular prospect.

Conversely, we may from time to time participate in drilling prospects offered by other persons if we believe that the potential benefit from the drilling operations outweighs the risk and the cost of the proposed operations. This approach allows us to diversify into a larger number of prospects at a lower cost per prospect, but these operations are generally more expensive than operations where we offer the participation to others.

Recent Developments

In March 2007, Smarts purchased a working interest in the Northwest Perryton Prospect, 640-acre lease with one producing well, the OMJ #2. The Company has done extensive research on this prospect including geological studies by geologists formerly employed with Texaco & Skelly and Maxus Energy Corp. along with Digital Spectral Satellite Mapping performed by Hawkeye Geosensing. There are multiple drilling locations on the NW Perryton Prospect that have five pay zones each. These pay zones are the Chester Lime (Gas), the Lower Morrow Sandstone (Oil and Gas), the Middle Morrow Sandstone (Gas), the Upper Morrow Sandstone (Oil) and the Marmaton (Oil). Cumulatively there is potential for an excess of 2 Billion Cubic Feet of Gas and 200,000 Barrels of Oil per well based on offset production.

The OMJ #2 was drilled and completed in July 2002. This well was perforated in the Chester Formation (gas formation) at 8176' to 8212', and perforated in the Lower Morrow at 8100' to 8108' and 8112' to 8116'. These two formations were co-mingled to try and increase production. At this time the OMJ #2 is not producing at a commercial level (approx 15 MCF/day). M'RED Petroleum LLC, the operator, will be re-working this well to bring it back to maximum production. The Chester Formation could potentially produce up to .5 BCF of gas along with the Lower Morrow, which has the potential to produce 1.5 BCF of gas along with large amounts of oil and condensate.

In February 2007, Smarts purchased a working interest in the Theuman #2 well located 3 miles Southeast of Eagle Lake, Texas. These wells are all currently shut in awaiting workover to recover the additional reserves left in place due to sand, water, and tubular constraints of previous completions. The reworking will consist of squeezing the existing perforations, re-perforate, gravel pack and installation of different tubulars. Ronald J. Konantz, Inc. is the operator of the project. Upon completion Smarts is expecting an original gas flow of 1,000 MCF/day, ultimately recovering reserves of 1.9 Billion Cubic Feet of Gas.

On various dates in 2006, our officers, and larger shareholders, retired over 71,000,000 shares of our common stock, bringing our total shares outstanding from over 96,0000,000 to under 25,000,000. This was done in effort to help increase shareholder value and make earning per share      much stronger. No consideration was given to the shareholders for the cancellation of the shares.

Oil and Gas Exploration and Production Activities

We began focusing our efforts on the oil and gas market in 2006. Although we did not produce revenues in 2006, we began to acquire oil and gas properties. We have continued to seek oil and gas exploration and production activities, which include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties. To date, we have focused our oil and gas activities in Louisiana and Texas. We currently use third party data and consultants to evaluate and develop prospects.

The leasehold interests we hold in properties are subject to royalty, overriding royalty and interests of others. In the future, our properties may become subject to burdens and encumbrances typical to oil and gas operators, such as liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances.

The following is a description of our oil and gas exploration and production assets and activities:

The Gamm Lease – In July, 2006, Smarts acquired a working interest in multiple oil and gas leases located in northern Louisiana. The leases, collectively called the “Gamm Lease”, are estimated to have 5,596,125 barrels of primary recoverable reserves. The Gamm Lease is situated on 223 acres of land, located in the Caddo Lake Parrish of Northern Louisiana. There are currently 56 wells located on the lease. These wells will be put back online by pulling, retubing, and installing pumping units on the existing wells. No revenue has been generated by the lease to date, but we expect the project to begin producing revenues in 2007. Smarts has already contracted a company to manage the property, which includes maintaining the wells, picking up and selling the oil, and helping us keep as informed as possible with updated weekly and monthly reports.

As per our initial reserve report, the Gamm Lease, located in the Caddo Pine Island Field, North Caddo Parish, LA, was determined to have approximately 5,596,125 barrels of primary recoverable reserves (which means they are recoverable without further pressurization or any other secondary recovery tactics done to the field).  The Caddo Pine Island Field sits on top of the Sabine uplift, which happens to be the stratagraphic uplift structure common in North Louisiana. Due to this uplift, many of the formations on top of it became excellent reservoir rocks for hydrocarbons. Impervious formations (cap rocks) create traps that allow the oil and gas to accumulate underneath and under great pressure. The Caddo Pine Island Fields produces oil & gas from multiple zones including the shallow Annona Chalk formation (1500’ - 1800’) to the CottonValley formation (10,000' - 12,000').

OMJ#2 - In March 2007, Smarts purchased a working interest in the Northwest Perryton Prospect, 640-acre lease with one producing well, the OMJ #2. The Company has done extensive research on this prospect including geological studies by geologists formerly employed with Texaco & Skelly and Maxus Energy Corp. along with Digital Spectral Satellite Mapping performed by Hawkeye Geosensing. There are multiple drilling locations on the NW Perryton Prospect that have five pay zones each. These pay zones are the Chester Lime (Gas), the Lower Morrow Sandstone (Oil and Gas), the Middle Morrow Sandstone (Gas), the Upper Morrow Sandstone (Oil) and the Marmaton (Oil). Cumulatively there is potential for an excess of 2 Billion Cubic Feet of Gas and 200,000 Barrels of Oil per well based on offset production.

The OMJ #2 was drilled and completed in July 2002. This well was perforated in the Chester Formation (gas formation) at 8176' to 8212', and perforated in the Lower Morrow at 8100' to 8108' and 8112' to 8116'. These two formations were co-mingled to try and increase production. At this time the OMJ #2 is not producing at a commercial level (approx 15 MCF/day). M'RED Petroleum LLC, the operator, will be re-working this well to bring it back to maximum production. The Chester Formation could potentially produce up to .5 BCF of gas along with the Lower Morrow, which has the potential to produce 1.5 BCF of gas along with large amounts of oil and condensate.

Theuman #2 - In February 2007, Smarts purchased a working interest in the Theuman #2 well located 3 miles Southeast of Eagle Lake, Texas. These wells are all currently shut in awaiting workover to recover the additional reserves left in place due to sand, water, and tubular constraints of previous completions. The reworking will consist of squeezing the existing perforations, re-perforate, gravel pack and installation of different tubulars. Ronald J. Konantz, Inc. is the operator of the project. Upon completion Smarts is expecting an original gas flow of 1,000 MCF/day, ultimately recovering reserves of 1.9 Billion Cubic Feet of Gas.

Employees

We currently have two employees, both officers of the Company, and work primarily through independent contractors to operate and manage our lease interests.

Customers

We have yet to generate revenue from the production of oil. Once producing, we will sell oil and gas to various customers at the market price. Therefore, we currently have no customers exceeding 10% of revenues.

Competition

All segments of our business are highly competitive. Vigorous competition occurs among oil, gas and other energy sources, and between producers, transporters, and distributors of oil and gas. Our oil and natural gas business competes for the acquisition of oil and natural gas properties with numerous entities, including major oil companies, independent oil and natural gas concerns and individual producers and operators, primarily on the basis of the price to be paid for such properties. Many of these competitors are large, well-established companies and have financial and other resources substantially greater than ours, which give them an advantage over us in evaluating and obtaining properties and prospects. Our ability to acquire additional pipelines and oil and natural gas properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and consummate transactions in a highly competitive environment. There is also competition for the hiring of experienced personnel to manage and operate our assets. Several highly competitive alternative transportation and delivery options exist for current and potential customers of our traditional gas and oil gathering and transportation business. Competition also exists with other industries in supplying the energy and fuel needs of consumers.

Markets

The availability of a ready market for oil and natural gas, and the prices of oil and natural gas, depend upon a number of factors, which are beyond our control. These include, among other things:

•	the level of domestic production;
•	actions taken by foreign oil and gas producing nations;
•	the availability of pipelines with adequate capacity;
•	lightering, transshipment and other means of transportation;
•	the availability and marketing of other competitive fuels;
•	fluctuating and seasonal demand for oil, natural gas and refined products; and
•
the extent of governmental regulation and taxation (under both present and future legislation) of the production, importation, refining, transportation, pricing, use and allocation of oil, gas, refined products and alternative fuels.

In view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of the oil and natural gas produced for sale or prices chargeable for transportation and storage services, which we provide. Our sale of natural gas is generally made at the market prices at the time of sale. Therefore, even though we sell natural gas to major purchasers, we believe other purchasers would be willing to buy our natural gas at comparable market prices.

Governmental Regulation

The production, processing, marketing, and transportation of oil and gas by us are subject to federal, state and local regulations which can have a significant impact upon our operations.

Our activities with respect to exploration, development and production of oil and natural gas and storage of oil and natural gas are subject to stringent environmental regulation by local, state and federal authorities, including the U.S. Environmental Protection Agency (“EPA”). Such regulation has increased the cost of planning, designing, drilling, operating and in some instances, abandoning wells and related equipment. Similarly, such regulation has also increased the cost of design, construction, and operation of crude oil and natural gas pipelines and processing facilities. Although we believe that compliance with existing environmental regulations will not have a material adverse affect on operations or earnings, there can be no assurance that significant costs and liabilities, including civil and criminal penalties, will not be incurred. Moreover, future developments, such as stricter environmental laws and regulations or claims for personal injury or property damage resulting from our operations, could result in substantial costs and liabilities. It is not anticipated that, in response to such regulation, we will be required in the near future to expend amounts that are material relative to our total capital structure.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes liability, without regard to fault or the legality of the original conduct, on responsible parties with respect to the release or threatened release of a “hazardous substance” into the environment. Responsible parties, which include the present owner or operator of a site where the release occurred, the owner or operator of the site at the time of disposal of the hazardous substance, and persons that disposed or arranged for the disposal of a hazardous substance at the site, are liable for response and remediation costs and for damages to natural resources. Petroleum and natural gas are excluded from the definition of “hazardous substances”; however, this exclusion does not apply to all materials used in our operations. At this time, neither we nor any of our predecessors have been designated as a potentially responsible party under CERCLA.

The federal Resource Conservation and Recovery Act (“RCRA”) and its state counterparts regulate solid and hazardous wastes and impose civil and criminal penalties for improper handling and disposal of such wastes. EPA and various state agencies have promulgated regulations that limit the disposal options for such wastes. Certain wastes generated by our oil and gas operations are currently exempt from regulation as “hazardous wastes,” but in the future could be designated as “hazardous wastes” under RCRA or other applicable statutes and therefore may become subject to more rigorous and costly requirements.

We currently own or lease, or have in the past owned or leased, various properties used for the exploration and production of oil and gas or used to store and maintain equipment regularly used in these operations. Although our past operating and disposal practices at these properties were standard for the industry at the time, hydrocarbons or other substances may have been disposed of or released on or under these properties or on or under other locations. In addition, many of these properties have been operated by third parties whose waste handling activities were not under our control. These properties and any waste disposed of thereon may be subject to CERCLA, RCRA, and state laws which could require us to remove or remediate wastes and other contamination or to perform remedial plugging operations to prevent future contamination.

In addition, various federal, state and local laws and regulations covering the discharge of materials into the environment, occupational health and safety issues, or otherwise relating to the protection of public health and the environment, may affect our operations, expenses and costs. The trend in such regulation has been to place more restrictions and limitations on activities that may impact the general or work environment, such as emissions of pollutants, generation and disposal of wastes, and use and handling of chemical substances. It is not anticipated that, in response to such regulation, we will be required in the near future to expend amounts that are material relative to our total capital structure. However, it is possible that the costs of compliance with environmental and health and safety laws and regulations will continue to increase. Given the frequent changes made to environmental and health and safety regulations and laws, we are unable to predict the ultimate cost of compliance.

Risk Factors

We are primarily dependent on revenues from our working interests in three oil and gas producing properties.

We have yet to produce revenues and currently hold an interest in three oil and gas properties, which did not generate revenues in 2006.

The geographic concentration of our assets may have a greater effect on us as compared to other companies.

All of our assets are located in the Louisana and Texas Because our assets are not as diversified geographically as many of our competitors, our business is subject to local conditions more than other, more geographically diversified companies. Any regional event, including price fluctuations, natural disasters and restrictive regulations that increase costs may adversely impact our business more than if our assets were geographically diversified.

If we are not able to generate sufficient funds from our operations and other financing sources, we may not be able to finance our operations.

We have historically needed substantial amounts of cash to fund our working capital requirements. Low commodity prices, production problems, declines in production, disappointing drilling results and other factors beyond our control could reduce our funds from operations. As a result we may have to seek debt and equity financing to meet our working capital requirements. Furthermore, we have incurred losses in the past that may affect our ability to obtain financing. In addition, financing may not be available to us in the future on acceptable terms or at all. In the event additional capital is not available, we may be forced to sell some of our assets on unfavorable terms or on an untimely basis.

We face strong competition from larger companies that may negatively affect our ability to carry on operations.

We operate in a highly competitive industry. Our competitors include major integrated oil companies, substantial independent energy companies, affiliates of major interstate and intrastate pipelines and national and local gas gatherers, many of which possess greater financial and other resources than we do. Our ability to successfully compete in the marketplace is affected by many factors including:

•	most of our competitors have greater financial resources than we do, which gives them better access to capital to acquire assets; and
•
we often establish a higher standard for the minimum projected rate of return on invested capital than some of our competitors since we cannot afford to absorb certain risks. We believe this puts us at a competitive disadvantage in acquiring oil and gas properties.

Oil and gas prices are volatile and a substantial and extended decline in the price of oil and gas would have a material adverse effect on us.

The tightening of natural gas supply and demand fundamentals has resulted in higher, but extremely volatile natural gas prices, and this volatility in natural gas prices is expected to continue. Our revenues, profitability, operating cash flow and our potential for growth are largely dependent on prevailing oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and natural gas, uncertainties within the market and a variety of other factors beyond our control. These factors include:

•	weather conditions in the United States;
•	the condition of the United States economy;
•	the actions of the Organization of Petroleum Exporting Countries;
•	governmental regulation;
•	political stability in the Middle East, South America and elsewhere;
•	the foreign supply of oil and natural gas;
•	the price of foreign imports; and
•	the availability of alternate fuel sources.

In addition, low or declining oil and natural gas prices could have collateral effects that could adversely affect us, including the following:

•	reducing the exploration for and development of oil and gas reserves;
•	increasing our dependence on external sources of capital to meet our cash needs; and
•	generally impairing our ability to obtain needed capital.

Reserve estimates depend on many assumptions that may prove to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions could cause the quantities and net present value of our reserves to be overstated.

Estimating reserves of oil and gas is complex. The process relies on interpretations of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC regarding oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;
•	the interpretation of that data;
•	the accuracy of various mandated economic assumptions; and
•	the judgment of the persons preparing the estimate.

The proved reserve information set forth in this report is based on estimates we prepared. Estimates prepared by others might differ materially from our estimates.

Actual quantities of recoverable oil and gas reserves, future production, oil and gas prices, taxes, development expenditures and operating expenses most likely will vary from our estimates. Any significant variance could materially affect the quantities and net present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development and prevailing oil and gas prices. Our reserves also may be susceptible to drainage by operators on adjacent properties.

The present value of future net cash flows will most likely not equate to the current market value of our estimated proved oil and gas reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from proved reserves on prices and costs in effect at December 31. Actual future prices and costs may be materially higher or lower than the prices and costs we used.

We cannot control the activities on properties we do not operate.

Currently, other companies operate or control the development of the oil and gas properties in which we have an interest. As a result, we depend on the operator of the wells or leases to properly conduct lease acquisition, drilling, completion and production operations. The failure of an operator, or the drilling contractors and other service providers selected by the operator to properly perform services, or an operator’s failure to act in ways that are in our best interest, could adversely affect us, including the amount and timing of revenues, if any, we receive from our interests.

We may own  substantially less than a 50% working interest in our prospects and will therefore engage in joint operations with other working interest owners. Since we own or control less than a majority of the working interest in a prospect, decisions affecting the prospect could be made by the owners of a majority of the working interest. For instance, if we are unwilling or unable to participate in the costs of operations approved by a majority of the working interests in a well, our working interest in the well (and possibly other wells on the prospect) will likely be subject to contractual “non-consent penalties.” These penalties may include, for example, full or partial forfeiture of our interest in the well or a relinquishment of our interest in production from the well in favor of the participating working interest owners until the participating working interest owners have recovered a multiple of the costs which would have been borne by us if we had elected to participate, which often ranges from 400% to 600% of such costs.

We have pursued, and intend to continue to pursue, acquisitions. Our business may be adversely affected if we cannot effectively integrate acquired operations.

One of our business strategies has been to acquire operations and assets that are complementary to our existing businesses. Acquiring operations and assets involves financial, operational and legal risks. These risks include:

•	inadvertently becoming subject to liabilities of the acquired company that were unknown to us at the time of the acquisition, such as later asserted litigation matters or tax liabilities;
•	the difficulty of assimilating operations, systems and personnel of the acquired businesses; and
•	maintaining uniform standards, controls, procedures and policies.

Competition from other potential buyers could cause us to pay a higher price than we otherwise might have to pay and reduce our acquisition opportunities. We are often out-bid by larger, better capitalized companies for acquisition opportunities we pursue. Moreover, our past success in making acquisitions and in integrating acquired businesses does not necessarily mean we will be successful in making acquisitions and integrating businesses in the future.

Operating hazards, including those peculiar to the marine environment, may adversely affect our ability to conduct business.

Our operations are subject to inherent risks normally associated with those operations, such as:

•	pipeline ruptures;
•	sudden violent expulsions of oil, gas and mud while drilling a well, commonly referred to as a blowout;
•	a cave in and collapse of the earth’s structure surrounding a well, commonly referred to as cratering;
•	explosions;
•	fires;
•	pollution; and
•	Other environmental risks.

If any of these events were to occur, we could suffer substantial losses from injury and loss of life, damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Our offshore operations are also subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions and more extensive governmental regulation. These regulations may, in certain circumstances, impose strict liability for pollution damage or result in the interruption or termination of operations.

Compliance with environmental and other government regulations could be costly and could negatively impact our operations.

Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

•	require the acquisition of a permit before operations can be commenced;
•	restrict the types, quantities and concentration of various substances that can be released into the environment from drilling and production activities;
•	limit or prohibit drilling and pipeline activities on certain lands lying within wilderness, wetlands and other protected areas;
•	require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and abandoning pipelines; and
•	impose substantial liabilities for pollution resulting from our operations.

The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulations could have a significant impact on our operating costs, as well as on the oil and gas industry in general.

Our operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could also be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred which could have a material adverse effect on our financial condition and results of operations. We maintain insurance coverage for our operations, including limited coverage for sudden and accidental environmental damages, but we do not believe that insurance coverage for all environmental damages that occur over time or complete coverage for sudden and accidental environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or may lose the privilege to continue to operate on substantial portions of our properties if certain environmental damages occur.

The OPA imposes a variety of regulations on “responsible parties” related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the OPA, could have a material adverse impact on us.

We Lost Money in 2006

We have incurred net losses from operations in 2006. Our net loss for the fiscal year ended December 31, 2006 was $36,724 and as of December 31, 2006 had an accumulated deficit of $54,224. While we expect to become profitable in 2007, we can not guarantee profitability. We expect our operating expenses to continue to increase as we attempt to build our brand, expand our customer base and make acquisitions. While we expect to be profitable in 2007, to become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability.

We Require Additional Capital to Fund Our Current Operations and to Make Acquisitions. We May Have to Curtail Our Business if we Cannot Find Adequate Funding

The expansion and development of our business will require significant additional capital, which we may be unable to obtain on suitable terms, or at all. We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing. If we are unable to obtain adequate funding on suitable terms, or at all, we may have to delay, reduce or eliminate some or all of our advertising, marketing, acquisition activity, general operations or any other initiatives.

Our Principal Stockholders, Officers and Directors Own a Controlling Interest in Our Voting Stock and Investors Will Not Have Voice in Our Management

Our officers, directors and stockholders with greater than 5% holdings will, in the aggregate, beneficially own approximately 52% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

·        election of our board of directors;
·        removal of any of our directors;
·        amendment of our certificate of incorporation or bylaws; and
·        adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

The Application of the “Penny Stock Regulation” Could Harm the Market Price of Our Common Stock

Our securities may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker−dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker−dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker−dealer also must disclose the commissions payable to both the broker−dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker−dealers to sell our securities and may have the effect of reducing the level of trading activity and price of our common stock in the secondary market.

Because we do not intend to pay any cash dividends on our common stock, our Shareholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our Shareholders will not be able to receive a return on their shares unless they sell them. There is no assurance that Shareholders will be able to sell shares when desired or that when they chose to do so, that they will receive a return on their investment in the Common Stock.

As a public company, our administrative costs  will be significantly higher than they are now, which will make it more difficult for us to be profitable and cash flow positive. Difficulties in complying with the Sarbanes-Oxley Act and other legal and accounting requirements applicable to public companies could affect our market value.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Commission, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Expenses as a result of our being a public company include additional amounts for legal and accounting services, transfer agent fees, additional insurance costs, printing and filing fees and fees for investor and public relations.

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our corporate charter authorizes the issuance of 100,000,000 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Common Stock.

Glossary of Certain Oil and Gas Terms

The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry.

Back-in After Payout Interest. A contractual right of a non-participating partner to participate in a well or wells after the wells have produced enough for the participating partners to recover their capital costs of drilling, completing, and operating the wells.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

Bcf. One billion cubic feet of gas.

Btu or British Thermal Unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Condensate. Liquid hydrocarbons associated with the production of a primarily gas reserve.

Development Well. A well drilled within the proved area of a gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

Exploratory Well. A well drilled to find and produce gas or oil in an unproved area, to find a new reservoir in a field previously found to be productive of gas or oil in another reservoir or to extend a known reservoir.

Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Leasehold Interest. The interest of a lessee under an oil and gas lease.

Mbbls. One thousand barrels of oil or other liquid hydrocarbons.

Mcf. One thousand cubic feet of gas.

Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of gas to one barrel of oil, condensate or gas liquids.

MMbtu. One million British Thermal Units.

MMcf. One million cubic feet of gas.

MMcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of gas to one Bbl of oil, condensate or gas liquids.

Net Revenue Interest. The percentage of production to which the owner of a working interest is entitled.

Nonoperating Working Interest. A working interest, or a fraction of a working interest, in a lease where the owner is not the operator of the lease.

Overriding Royalty. An interest in oil and gas produced at the surface, free of the expense of production that is in addition to the usual royalty interest reserved to the lessor in an oil and gas lease.

Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of oil, gas or both.

Proved Developed Reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved developed reserves are further categorized into two sub-categories, proved developed producing reserves and proved developed non-producing reserves.

Proved Developed Producing. Reserves sub-categorized as producing are expected to be recovered from completion intervals which are open and producing at the time of the estimate.

Proved Developed Non-producing. Reserves sub-categorized as non-producing include shut-in and behind pipe reserves. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells which were shut-in awaiting pipeline connections or as a result of a market interruption, or (3) wells not capable of producing for mechanical reasons.

Proved Reserves. The estimated quantities of oil, gas and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved Undeveloped Reserves. Reserves that are expected to be recovered from new wells or from existing wells where a relatively major expenditure is required for recompletion.

Reversionary Interest. A form of ownership interest in property that reverts back to the transferor after expiration of an intervening income interest or the occurrence of another triggering event.

Royalty Interest. An interest in a gas and oil property entitling the owner to a share of gas and oil production free of costs of production.

Undivided Interest. A form of ownership interest in which more than one person concurrently owns an interest in the same oil and gas lease or pipeline.

Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

Item 2. Description of Property

Information appearing in Item 1 describing our oil and gas properties, pipelines and other assets under the caption “Description of Business” is incorporated herein by reference.

Our executive office is located in Howell, Michigan. We currently have no operating for this facility.

Item 3. Legal Proceedings

We are a party to litigation that is incidental to our business and neither we nor any of our property is subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Securities Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder MattersMarket Price for Common Stock

Our common stock is quoted on the OTCBB under the ticker symbol “SOGN”. As of April 1, 2007, there were an estimated 200 stockholders of record our common stock. OTCBB quotations reflect inter-dealer prices, without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions. The following table sets forth, for the periods indicated, the high and low closing bid price for our common stock as reported by the OTCBB.

Quarter Ended	High	Low
December 31, 2006	$0.35	$0.13
September 30, 2006	$0.72	$0.10
June 30, 2006*	N/A	N/A
            * We commenced trading July, 2006

Dividend Policy

We have not declared or paid any dividends on our common stock since our incorporation. We currently intend to retain earnings for our capital needs and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. We expect that any loan agreements we enter into in the future will likely contain restrictions on the payment of dividends on our common stock. Future policy with respect to dividends will be determined by our Board of Directors based upon our earnings and financial condition, capital requirements and other considerations.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities.

In April, 2006, we completed a registered public placement with certain accredited investors of 6,130,000 shares of our common stock. The net proceeds from the offering after the payment of commissions and expenses were approximately $610,000.

Purchases of Equity Securities

We made no purchases of our common stock. During 2006, certain officers and shareholders did retire 71,400,000 shares of our common stock.

Equity Compensation Plan Information

We currently have no Stock Incentive Plan.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a review of certain aspects of our financial condition and results of operations and should be read in conjunction with the Notes to Consolidated Financial Statements in Item 7 and Description of Business in Item 1.

Smarts Oil and Gas, Inc. was incorporated in the State of Nevada on November 29, 2005. Formerly Value Consulting, Inc., the Company changed its name to Smart Oil and Gas in August, 2006. Smarts Oil & Gas was created to pursue an interest in the burgeoning oil and gas market. Smarts Oil and Gas' initial entry into the market was the acquisition of several leases located in northern Louisiana. The Company has also acquired leases in Texas and continues to pursue any opportunity to acquire other attractive oil and gas areas that can add value to the Company and its shareholders. The company will focus on leases and properties with proven oil reserves and high potential for large profit margins.

At the present time, we do not plan to finance our oil and gas acquisitions and drilling activities solely through our own resources. Consequently, we identify prospects or production to acquire and drill prospects, and seek other industry investors who are willing to participate in these activities with us. We frequently retain a promotional interest in these prospects, but generally we finance a portion (and sometimes a significant portion) of the acquisition and drilling costs.

Where we acquire an interest in acreage on which exploration or development drilling is planned, we will seldom assume the entire risk of acquisition or drilling. Rather, we prefer to assess the relative potential and risks of each prospect and determine the degree to which we will participate in the exploration or development drilling. Generally, we have determined that it is more beneficial to invite industry participants to share the risk and the reward of the prospect by financing some or all of the costs of drilling contemplated wells. In such cases, we may retain a carried working interest, a reversionary interest, or may be required to finance all or a portion of our proportional interest in the prospect. Although this approach reduces our potential return should the drilling operations prove successful, it also reduces our risk and financial commitment to a particular prospect.

Conversly, we may from time to time participate in drilling prospects offered by other persons if we believe that the potential benefit from the drilling operations outweighs the risk and the cost of the proposed operations. This approach allows us to diversify into a larger number of prospects at a lower cost per prospect, but these operations are generally more expensive than operations where we offer the participation to others.

Recent Developments

In March 2007, Smarts purchased a working interest in the Northwest Perryton Prospect, 640-acre lease with one producing well, the OMJ #2. The Company has done extensive research on this prospect including geological studies by geologists formerly employed with Texaco & Skelly and Maxus Energy Corp. along with Digital Spectral Satellite Mapping performed by Hawkeye Geosensing. There are multiple drilling locations on the NW Perryton Prospect that have five pay zones each. These pay zones are the Chester Lime (Gas), the Lower Morrow Sandstone (Oil and Gas), the Middle Morrow Sandstone (Gas), the Upper Morrow Sandstone (Oil) and the Marmaton (Oil). Cumulatively there is potential for an excess of 2 Billion Cubic Feet of Gas and 200,000 Barrels of Oil per well based on offset production.

The OMJ #2 was drilled and completed in July 2002. This well was perforated in the Chester Formation (gas formation) at 8176' to 8212', and perforated in the Lower Morrow at 8100' to 8108' and 8112' to 8116'. These two formations were co-mingled to try and increase production. At this time the OMJ #2 is not producing at a commercial level (approx 15 MCF/day). M'RED Petroleum LLC, the operator, will be re-working this well to bring it back to maximum production. The Chester Formation could potentially produce up to .5 BCF of gas along with the Lower Morrow, which has the potential to produce 1.5 BCF of gas along with large amounts of oil and condensate.

In February 2007, Smarts purchased a working interest in the Theuman #2 well located 3 miles Southeast of Eagle Lake, Texas. These wells are all currently shut in awaiting workover to recover the additional reserves left in place due to sand, water, and tubular constraints of previous completions. The reworking will consist of squeezing the existing perforations, re-perforate, gravel pack and installation of different tubulars. Ronald J. Konantz, Inc. is the operator of the project. Upon completion Smarts is expecting an original gas flow of 1,000 MCF/day, ultimately recovering reserves of 1.9 Billion Cubic Feet of Gas.

On various dates in 2006, our officers, and larger shareholders, retired over 71,000,000 shares of our common stock, bringing our total shares outstanding from over 96,0000,000 to under 25,000,000. This was done in effort to help increase shareholder value and make earning per share      much stronger. No consideration was given to the shareholders for the cancellation of the shares.

Oil and Gas Exploration and Production Activities

We began focusing our efforts on the oil and gas market in 2006. Although we did not produce revenues in 2006, we began to acquire oil and gas properties. We have continued to seek oil and gas exploration and production activities, which include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties. To date, we have focused our oil and gas activities in Louisiana and Texas. We currently use third party data and consultants to evaluate and develop prospects.

The leasehold interests we hold in properties are subject to royalty, overriding royalty and interests of others. In the future, our properties may become subject to burdens and encumbrances typical to oil and gas operators, such as liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances.

The following is a description of our oil and gas exploration and production assets and activities:

The Gamm Lease – In July, 2006, Smarts acquired a working interest in multiple oil and gas leases located in northern Louisiana. The leases, collectively called the “Gamm Lease”, are estimated to have 5,596,125 barrels of primary recoverable reserves. The Gamm Lease is situated on 223 acres of land, located in the Caddo Lake Parrish of Northern Louisiana. There are currently 56 wells located on the lease. These wells will be put back online by pulling, retubing, and installing pumping units on the existing wells. No revenue has been generated by the lease to date, but we expect the project to begin producing revenues in 2007. Smarts has already contracted a company to manage the property, which includes maintaining the wells, picking up and selling the oil, and helping us keep as informed as possible with updated weekly and monthly reports.

As per our initial reserve report, the Gamm Lease, located in the Caddo Pine Island Field, North Caddo Parish, LA, was determined to have approximately 5,596,125 barrels of primary recoverable reserves (which means they are recoverable without further pressurization or any other secondary recovery tactics done to the field).  The Caddo Pine Island Field sits on top of the Sabine uplift, which happens to be the stratagraphic uplift structure common in North Louisiana. Due to this uplift, many of the formations on top of it became excellent reservoir rocks for hydrocarbons. Impervious formations (cap rocks) create traps that allow the oil and gas to accumulate underneath and under great pressure. The Caddo Pine Island Fields produces oil & gas from multiple zones including the shallow Annona Chalk formation (1500’ - 1800’) to the CottonValley formation (10,000' - 12,000').

OMJ#2 - In March 2006, Smarts purchased a working interest in the Northwest Perryton Prospect, 640-acre lease with one producing well, the OMJ #2. The Company has done extensive research on this prospect including geological studies by geologists formerly employed with Texaco & Skelly and Maxus Energy Corp. along with Digital Spectral Satellite Mapping performed by Hawkeye Geosensing. There are multiple drilling locations on the NW Perryton Prospect that have five pay zones each. These pay zones are the Chester Lime (Gas), the Lower Morrow Sandstone (Oil and Gas), the Middle Morrow Sandstone (Gas), the Upper Morrow Sandstone (Oil) and the Marmaton (Oil). Cumulatively there is potential for an excess of 2 Billion Cubic Feet of Gas and 200,000 Barrels of Oil per well based on offset production.

The OMJ #2 was drilled and completed in July 2002. This well was perforated in the Chester Formation (gas formation) at 8176' to 8212', and perforated in the Lower Morrow at 8100' to 8108' and 8112' to 8116'. These two formations were co-mingled to try and increase production. At this time the OMJ #2 is not producing at a commercial level (approx 15 MCF/day). M'RED Petroleum LLC, the operator, will be re-working this well to bring it back to maximum production. The Chester Formation could potentially produce up to .5 BCF of gas along with the Lower Morrow, which has the potential to produce 1.5 BCF of gas along with large amounts of oil and condensate.

Theuman #2 - In February 2006, Smarts purchased a working interest in the Theuman #2 well located 3 miles Southeast of Eagle Lake, Texas. These wells are all currently shut in awaiting workover to recover the additional reserves left in place due to sand, water, and tubular constraints of previous completions. The reworking will consist of squeezing the existing perforations, re-perforate, gravel pack and installation of different tubulars. Ronald J. Konantz, Inc. is the operator of the project. Upon completion Smarts is expecting an original gas flow of 1,000 MCF/day, ultimately recovering reserves of 1.9 Billion Cubic Feet of Gas.

Liquidity and Capital Resources

We ended 2006 with working capital of approximately $63,680. At the end of 2005, our working capital was approximately $15,000. The increase in working capital from year-end 2005 was primarily the result of our business being newly incorporated in December, 2005. We had no operation in 2005.

Results of Operations 2006 to 2005

For the year ended December 31, 2006, we reported net loss of $36,724, compared to net loss of $17,500 for the year ended December 31, 2005. We were incorporated in December 2005 and have yet to generate revenue.

Our operating expenses increased from $17,500 in 2005 to $38,503 in 2006. this increase is attributable to our marketing efforts and pursuit of oil and gas properties. We were incorporate in December 2005 and 2006 was our first full year of operation.

Other income increased from $0 in 2005 to $1,779 in 2006. This increase is attributable to interest income.

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules at or before their adoption, and believe the proper implementation and consistent application of the accounting rules is critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by comparatively analyzing similar situations and reviewing the accounting guidance governing them, and may consult with our independent accountants about the appropriate interpretation and application of these policies.

Recently Issued Accounting Pronouncements and Accounting Developments

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted  for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to instruments and not to portions of instruments.

SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

In September 2006, SFAS 157 was issued by the FASB. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to SFAS 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently assessing the impact of SFAS 157 on our financial statements.

In July 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is  calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We are currently assessing the impact on our consolidated financial statements of FIN 48.

On September 13, 2006, the SEC staff issued Staff Accounting Bulletin No. 108, which adds Section N to Topic 1, Financial Statements– Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The SEC staff provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for the purposes of determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining its materiality. The iron curtain approach focuses on how the current year’s balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated. The rollover approach focuses on the amount of the misstatement that originated in the current year’s income statement. The SEC staff indicates in SAB 108 that “registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.” In other words, both the iron curtain approach and rollover approach should be used in assessing the materiality of a current year misstatement. SAB 108 provides that once a current year misstatement has been quantified, the guidance in Staff Accounting Bulletin No. 99, Section M, Topic 1, Financial Statements– Materiality (“SAB 99”), should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements.

If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicates that the prior year financial statements should be adjusted. In addition, adjusting for one misstatement in the current year may alter the amount of the misstatement attributable to prior years that exists in the current year’s financial statements. If adjusting for the resultant misstatement is material to the current year’s financial statements, the SEC staff again indicates that the prior year financial statements should be adjusted. These adjustments to prior year financial statements are necessary even though such adjustments were appropriately viewed as immaterial in the prior year. In making these adjustments, previously filed reports do not need to be amended.
Instead, the adjustments should be reflected the next time the registrant would otherwise be filing those prior year financial statements. It should be noted that if, in the current year, a registrant identifies a misstatement in the prior year financial statements and determines that the misstatement is material to those prior year financial statements, the registrant would be required to restate for the material misstatement in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”).

If a registrant has historically been using either the iron curtain approach or the rollover approach and, upon application of the guidance of SAB 108, determines that there is a material misstatement in its financial statements, the SEC staff will not require the registrant to restate its prior year financial statements provided that: (a) management properly applied the approach it previously used as its accounting policy and (b) management considered all relevant qualitative factors in its materiality assessment. If the registrant does not elect to restate its financial statements for the material misstatements that arise in connection with application of the guidance in SAB 108, then for fiscal years ending after November 15, 2006, it must recognize the cumulative effect of applying SAB 108 in the current year beginning balances of the affected assets and liabilities with a corresponding adjustment to the current year opening balance in retained earnings. Certain disclosures are required in this situation. SAB 108 provides additional transition guidance if it is adopted early in an interim period. The adoption of SAB 108 did not have a material effect on our consolidated financial statements.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors of
Smarts Oil and Gas, Inc.
Howell, Michigan

We have audited the accompanying balance sheet of Smarts Oil and Gas, Inc. (the “Company”) as of December 31, 2006, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smarts Oil and Gas, Inc. as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Robert L. White & Associates, Inc.
Robert L. White & Associates, Inc.
Cincinnati, Ohio

April 13, 2006

Smarts Oil and Gas, Inc.
Balance Sheet
Years Ended December 31, 2006 and 2005

	2006	2005
ASSETS
Current Assets:
Cash	$44,149	$5,000
Accounts receivable	-	-
Note Receivable - Related Party	19,531	-
Other Current Assets	-	10,000
Total Current Assets	63,680	15,000

Property and Equipment, net	-	-

Other Assets:
Oil and gas Properties	545,596	-
Total other assets	545,596	-

Total Assets	609,276	15,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	-	-
Accrued liabilities	-	-
Total Current Liabilities	-	-

Long term Liabilities	-	-

Stockholders' Equity (Deficit):
Common stock at $0.0001 par value; 100,000,000 shares authorized; issued and outstanding: December 31, 2006 - 24910,000; December 31, 2005 - 90,000,000 shares	2,491	9,000
Additional paid-in capital	661,009	23,500
Accumulated deficit	(54,224)	(17,500)
Stockholders’ Equity	609,276	15,000

Total Liabilities and Stockholders' Equity (Deficit)	$609,276	$15,000

See accompanying notes

Smarts Oil and gas, Inc.
Statement of Operation
For the Years Ended December 31, 2006 and 2005

	2006	2005

Revenue	$-	$-
Cost of Revenue	-	-
Gross Profit	-	-

Operating Expenses:
General and Administrative	28,181	1,500
Professional Fees	9,090	13,000
Miscellaneous Expense	1,232	3,000
Total Operating Expenses	38,503	17,500

Other Income (Expense):
Interest Income	1,779	-
Total Other Income (Expense)	1,779	-

Net Income (Loss)	$(36,724)	$(17,500)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	67,950,972	90,000,000

See accompanying notes

Smarts Oil and Gas, Inc.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2006 and 2005

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, December 6, 2005	-	$-	$-	$-	$-
Issuance of common stock for cash	90,000,000	9,000	23,500	-	32,500
Net loss	-	-	-	(17,500)	(17,500)
Balance, December 31, 2005	90,000,000	9,000	23,500	(17,500)	15,000
Sale of common stock	6,310,000	631	630,369	-	631,000
Retirement of common stock	(71,400,000)	(7,140)	7,140	-	-
Net loss	-	-	-	(36,724)	(36,724)
Balance, December 31, 2006	24,910,000	$2,491	$661,009	$(54,224)	$609,276

See accompanying notes

Smarts Oil and Gas, Inc.
Statement of Cash Flows
Years ended December 31, 2006 and 2005

	2006	2005
Cash Flows From Operating Activities
Net loss	$(36,724)	$(17,500)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-	-
Changes in operating assets and liabilities:
Prepaid and other assets	10,000	(10,000)
Accounts Payable
Note receivable - related party	(19,531)	-
Total adjustments	(9,531)	-10,000

Net cash flows from operating activities	(46,255)	(27,500)

Cash Flows From Investing Activities
Purchases of property and equipment	-	-
Net cash flows from investing activities	(545,596)	-

Cash Flows From Financing Activities
Proceed from (paydowns of) related party notes payable
Proceeds from sale of common stock	631,000	32,500
	-	-
Net cash provided by financing activities	631,000	32,500

Net Change in Cash	39,149	5,000

Cash, Beginning of the Period	5,000	-

Cash, End of the Period	$44,149	$5,000

See accompanying notes

Smarts Oil and Gas, Inc.
Notes to Financial Statements

Note A. Nature of Operations and Basis of Presentation

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

Accounts Receivable

Smarts’ trade accounts receivable result from the sale of its services, and consist of private and public companies. Smarts uses the allowance method to account for uncollectible accounts. Bad debt expense for the years ended December 31, 2006 and 2005 was $0.

Concentration of Credit Risk

Smarts Oil and Gas’ trade accounts receivable result from the sale of oil and gas to customers. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of December 31, 2006, Smarts’ had no customers who accounted for 10% or more of gross accounts receivable or 10% or more of the net sales.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of its employees and consultants. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Smarts Oil and Gas estimates that the fair value of all financial instruments at December 31, 2006 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

Note A. Nature of Operations and Basis of Presentation (Continued)

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

As of December 31, 2006 the Company proven reserves were valued at $545,596.

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Smarts did not have direct-response advertising costs during the years ended December 31, 2006 and 2005.

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

Note A. Nature of Operations and Basis of Presentation (Continued)

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

Note B - Income Taxes

For income tax purposes Smarts Oil and Gas had $54,224 of net operating losses as of December 31, 2006, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C- Related Party Transactions

On December 15, 2006, Smarts Oil and Gas entered into a short-term, month to month, loan with Dan Seifer, our CEO for $20,000. AS of December 31, 2006 the balance of the loan was $19,531.

Note D - Cash Flow Supplemental Information

Cash paid for interest during the years ended December 31, 2006 and 2005 amounted to $0.

During the year ended December 31, 2005, Smarts issued 90,000,000 shares of restricted common stock, valued at $32,500, to various investors, including both of the Company’s officers and directors.

On May 15, 2006, Smarts issued 6,310,000 shares of common stock, value at $631,000. The shares were issued pursuant to an SB-2 registration statement declared effective by the SEC on April 14, 2006.

On various dates in 2006, certain individuals and officers of the Company retired 71,400,000 shares of common stock. No consideration was given to the shareholders.

Note E - Other Assets

Other Assets consists of oil and gas properties purchased for an aggregate total of $545,596.

Note F - Stockholders’ Equity

Issuance of Common Stock

On December 6, 2005, the Board of Directors approved the issuance of 90,000,0000 restricted shares of the Company’s $.0001 par value common stock for a total investment of $32,500.

Note F – Stockholders Equity (Continued)

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

Common Stock Warrants

As of December 31, 2006 there were no stock warrants issued or outstanding.

Note G - Commitments and Contingencies

Operating Leases

Smarts Oil and Gas currently has no lease obligations.

Litigation

As of December 31, 2006, Smarts did not have any outstanding legal issues outside of the ordinary course of business.

Note H - Subsequent Events

In March 2006, Smarts purchased a working interest in the Northwest Perryton Prospect, 640-acre lease with one producing well, the OMJ #2. The Company has done extensive research on this prospect including geological studies by geologists formerly employed with Texaco & Skelly and Maxus Energy Corp. along with Digital Spectral Satellite Mapping performed by Hawkeye Geosensing. There are multiple drilling locations on the NW Perryton Prospect that have five pay zones each. These pay zones are the Chester Lime (Gas), the Lower Morrow Sandstone (Oil and Gas), the Middle Morrow Sandstone (Gas), the Upper Morrow Sandstone (Oil) and the Marmaton (Oil). Cumulatively there is potential for an excess of 2 Billion Cubic Feet of Gas and 200,000 Barrels of Oil per well based on offset production.

The OMJ #2 was drilled and completed in July 2002. This well was perforated in the Chester Formation (gas formation) at 8176' to 8212', and perforated in the Lower Morrow at 8100' to 8108' and 8112' to 8116'. These two formations were co-mingled to try and increase production. At this time the OMJ #2 is not producing at a commercial level (approx 15 MCF/day). M'RED Petroleum LLC, the operator, will be re-working this well to bring it back to maximum production. The Chester Formation could potentially produce up to .5 BCF of gas along with the Lower Morrow, which has the potential to produce 1.5 BCF of gas along with large amounts of oil and condensate.

In February 2006, Smarts purchased a working interest in the Theuman #2 well located 3 miles Southeast of Eagle Lake, Texas. These wells are all currently shut in awaiting workover to recover the additional reserves left in place due to sand, water, and tubular constraints of previous completions. The reworking will consist of squeezing the existing perforations, re-perforate, gravel pack and installation of different tubulars. Ronald J. Konantz, Inc. is the operator of the project. Upon completion Smarts is expecting an original gas flow of 1,000 MCF/day, ultimately recovering reserves of 1.9 Billion Cubic Feet of Gas.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, as of December 31, 2006, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes made in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting, during the period covered by this report.

PART III

Item 9 Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Additional information required by this Item 9 concerning directors and executive officers of the Company appears under the heading “Executive Officers of the Registrant” in this report.

Presently, Smarts has a total of three officers and directors. The following table identifies, as of April 13, 2007, each executive officer and director of the Company.

Name	Age	Position
Daniel Seifer	31	Chief Executive Officer, Chairman
Don Quarterman, Jr.	38	Chief Financial Officer, Director
Eddie McGarraugh	61	Director
Brian Ramsey	31	Chief Executive Officer

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the annual meeting of stockholders and until their successors have been elected and qualified.

Daniel Seifer Mr. Seifer joined Smarts as an officer on August 14, 2006. Mr. Seifer has spent the last 12 years working in the public markets. His experience includes investor relations, consulting, raising capital, mergers and acquisitions, and public relations. Mr. Seifer is currently active in the oil and gas industry, personally owning ten oil wells in Northern Louisiana. Mr. Seifer graduated from MichiganState with a degree in Engineering and a Business Minor.

Don Quarterman, Jr. Mr. Quarterman joined us as a Director at inception. Mr. Quarterman brings with him over 10 years of experience in venture capital, mergers and acquisitions, and strategic consulting. Mr. Quarterman is a Managing Partner and co-founder of PCS Venture Partners, LLC, a business consulting firm that works with emerging growth companies in the areas of business and strategic planning, business development strategies, and executive and director recruitment, since August 2001. From 1997 to 2000, Mr. Quarterman was Director of Operations for Catalyst Ventures, an Investment Banking firm located in Tampa, Florida. From 1993 to 1997, Mr. Quarterman was a Vice President at Geneva Corporate Finance, one of the largest middle-market merger and acquisition firms in the United States. Mr. Quarterman earned an MBA degree, with a concentration in Finance and Entrepreneurship, from the University of South Florida.

Eddie McGarraugh – Mr. McGarraugh joined the board of directors in August, 2006. Mr. McGarraugh has been an entrepreneur for over 40 years.  Mr. McGarraugh is a seasoned oil and gas operator with knowledge of all phases of drilling and completing wells. He worked in the oil and gas industry for 30 years, leasing, drilling and completing wells in Texas, Oklahoma, and Colorado.

Brian Ramsey. Mr. Ramsey was the founder of smarts Oil and Gas (formerly Value Consulting, Inc.). As an entrepreneur, Mr. Ramsey brought over fifteen years of business experience with emerging growth companies. Mr. Ramsey has spent the past ten years in the real estate industry, working for several organizations in development and construction. Most recently, Mr. Ramsey owned and operated a real estate construction company focusing on multiple subcontracting services for real estate builders and developers. Mr. Ramsey resigned as and officer of the Company in August, 2006.

Item 10. Executive Compensation

Executive Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our officers as of December 31, 2006.

Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards
	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation	Total Compensation

Daniel Seifer, CEO	2005	-	-	-	-	-
	2006	-	-	-	-	-

Don Quarterman, CFO	2005	-	-	-	-	-
	2006	-	-	-	-	-

Brian Ramsey, CEO	2005	-	-	-	-	-
	2006	-	-	-	-	-

Option Grants During Last Fiscal Year

No options, warrants or similar rights to purchase our Common Stock have been granted to any officers or directors.

Employment Agreements

There are no employment agreements to date.

Compensation of Directors

Our directors receive no compensation as members of our board. Our directors are reimbursed for travel and out-of-pocket expenses in connection with attendance at board meetings. The following table summarizes compensation that our directors earned during 2006 for services as members of our Board of Directors.

	Year	Fees Earned or Paid in Cash	Options Awarded	All Other Compensation	Total
Daniel Seifer	2005	$-	$-	$-	$-
	2006	-	-	-	-
					-
Don Quarterman, Jr.	2005	-	-	-	-
	2006	-	-	-	-
					-
Eddie McGarraugh	2005	-	-	-	-
	2006	-	-	-	-
					-
Brian Ramsey	2005	-	-	-	-
	2006	-	-	-	-

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of April 13, 2007, there were 24,910,000 shares of common stock, par value $.0001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 13, 2007:

-       all directors
-       each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding common stock
-       each executive officer named in the Summary Compensation Table
-       all directors and executive officers as a group

The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Daniel Seifer(1) Smarts Oil & Gas,Inc. 4128 Merriman Loop Howell, MI 48843	12,402,700	49.79%
Common Stock	Don Quarterman, Jr Smarts Oil & Gas, Inc. 4128 Merriman Loop Howell, MI 48843	500,000	1.60%
Common Stock	Eddie McGarraugh Smarts Oil & Gas, Inc. 4128 Merriman Loop Howell, MI 48843	-	-%
Common Stock	All Officers and Directors as a Group	12,902,700	51.80%

Stock Option and Incentive Plans

There are no stock option or incentive plans.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Note Receivable

On December 15, 2006, Smarts Oil and Gas entered into a short-term, month to month, loan with Dan Seifer, our CEO for $20,000. AS of December 31, 2006 the balance of the loan was $19,531.

Item 13. Exhibits

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
4.1	Specimen Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.

(1) incorporated by reference to Exhibit 3.1 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006
(2) incorporated by reference to Exhibit 3.2 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006
(3) incorporated by reference to Exhibit 4.1 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006

Item 14. Principal Accountant Fees and Services

The following are the fees billed us by our auditors, Robert L. White and Associates, Inc., for services rendered thereby during 2006 and 2005:

	2006	2005
Audit Fees	$3,000	$-
Audited Related Fees	-	-
Tax Fees	-	-
Total Fees	$3,000	-

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-QSB and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning.  Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smarts Oil and Gas, Inc., a Nevada Corporation

Dated April 16, 2007	By: Daniel Seifer
Daniel Seifer, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel Seifer		April 16, 2007
Daniel Seifer	Chief Executive Officer and Director

/s/ Don Quarterman, Jr.		April 16, 2007
Don Quarterman, Jr.	Chief Financial Officer and Director

/s/ Eddie McGarraugh		April 16, 2007
Eddie McGarraugh	Director

Exhibit Index

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
4.1	Specimen Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.

(1) incorporated by reference to Exhibit 3.1 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006
(2) incorporated by reference to Exhibit 3.2 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006
(3) incorporated by reference to Exhibit 4.1 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006