Form 10QSB
period 2007-03-31
Smarts Oil & Gas, Inc.
filed 2007-04-19
CIK 1349922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 18, 2007, there were outstanding 24,910,000 shares of common stock, par value $0.0001, and no shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

SMARTS OIL & GAS, INC.
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

SMARTS OIL & GAS, INC.
BALANCE SHEET
MARCH 31, 2007 AND DECEMBER 31, 2006

	2006	2005
ASSETS
Current Assets:
Cash	$5,756	$44,149
Accounts receivable	-	-
Note Receivable - Related Party	-	19,531
Other Current Assets	-	-
Total Current Assets	5,756	63,680

Property and Equipment, net	-	-

Other Assets:
Oil and gas Properties	752,473	545,596
Total other assets	752,473	545,596

Total Assets	$758,229	$609,276

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$-
Accrued liabilities	-	-
Total Current Liabilities	-	-

Long term Liabilities
Notes Payable, Related Party	155,969	-

Stockholders' Equity (Deficit):
Common stock at $0.0001 par value; 100,000,000 shares authorized; issued and outstanding: march 31, 2006 - 24,910,000 shares; December 31, 2006 - 24,910,000 shares	2,491	2,491
Additional paid-in capital	661,009	661,009
Accumulated deficit	(61,240)	(54,224)
Stockholders’ Equity	602,260	609,276

Total Liabilities and Stockholders' Equity (Deficit)	$758,229	$609,276

See accompanying notes to these financial statements.

SMARTS OIL & GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006

Revenue	$-	$-
Cost of Revenue	-	-
Gross Profit	-	-

Operating Expenses:
General and Administrative	3,823	7,000
Professional Fees	2,767	5,000
Miscellaneous Expense	526	-
Total Operating Expenses	7,116	12,000

Other Income (Expense):	100	-

Net Income (Loss)	($7,016)	($12,000)

Basic and diluted loss per share	$0.00	$0.00

Weighted average number of common shares outstanding	24,910,000	90,000,000

See accompanying notes to these financial statements.

SMARTS OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
Net loss	($7,016)	($12,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	0	0
Changes in operating assets and liabilities:
Notes Receivable, Related Party	19,531	0
Prepaid and other assets	0	10,000
Total adjustments	19,531	10,000

Net cash flows from operating activities	12,515	(2,000)

Cash Flows From Investing Activities
Purchases of property and equipment	0	0
Net cash flows from oil and gas reserve purchases	(206,877)	0

Cash Flows From Financing Activities
Proceeds from sale of common stock	0	0
Net cash provided by financing activities	155,969	0

Net Change in Cash	(38,393)	(2,000)

Cash, Beginning of the Period	44,149	5,000

Cash, End of the Period	$5,756	$3,000

See accompanying notes to these financial statements.

SMARTS OIL & GAS, INC.
NOTES TO FINANCIAL STATEMETS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

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

The following is a description of our oil and gas exploration and production assets and activities:

The Gamm Lease - In July, 2006, Smarts acquired a working interest in multiple oil and gas leases located in northern Louisiana. The leases, collectively called the “Gamm Lease”, are estimated to have 5,596,125 barrels of primary recoverable reserves. The Gamm Lease is situated on 223 acres of land, located in the Caddo Lake Parrish of Northern Louisiana. There are currently 56 wells located on the lease. These wells will be put back online by pulling, retubing, and installing pumping units on the existing wells. Smarts Oil and Gas will also plans to begin a drilling program for an additional 20 to 30 wells. No revenue has been generated by the lease to date, but we expect the project to begin producing revenues in 2007. Smarts has already contracted a company to manage the property, which includes maintaining the wells, picking up and selling the oil, and helping us keep as informed as possible with updated weekly and monthly reports.

As per our initial reserve report, the Gamm Lease, located in the Caddo Pine Island Field, North Caddo Parish, LA, was determined to have approximately 5,596,125 barrels of primary recoverable reserves (which means they are recoverable without further pressurization or any other secondary recovery tactics done to the field). The Caddo Pine Island Field sits on top of the Sabine uplift, which happens to be the stratagraphic uplift structure common in North Louisiana. Due to this uplift, many of the formations on top of it became excellent reservoir rocks for hydrocarbons. Impervious formations (cap rocks) create traps that allow the oil and gas to accumulate underneath and under great pressure. The Caddo Pine Island Fields produces oil & gas from multiple zones including the shallow Annona Chalk formation (1500’ - 1800’) to the Cotton Valley formation (10,000' - 12,000').

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

Note A - Nature of Operations and Basis of Presentation (Continued)

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended March, 2006 have been included.

These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

Accounts Receivable

Smarts’ trade accounts receivable result from the sale of its services, and consist of private and public companies. Smarts uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended March 31, 2007 and 2006 was $0.

Concentration of Credit Risk

Smarts Oil and Gas’ trade accounts receivable result from the sale of oil and gas to customers. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of March 31, 2007, Smarts’ had no customers who accounted for 10% or more of gross accounts receivable or 10% or more of the net sales.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of its employees and consultants. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Smarts Oil and Gas estimates that the fair value of all financial instruments at March 31, 2007 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

Property and Equipment

Property and equipment are recorded at historical cost and include expenditures, which substantially increase the useful lives of existing property and equipment. Maintenance and repairs are charged to operations when incurred.

Note A - Nature of Operations and Basis of Presentation

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

As of March 31, 2007 the Company proven reserves were valued at $752,473.

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Smarts did not have direct-response advertising costs during the three months ended March 31, 2007 and 2006.

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

Note A - Nature of Operations and Basis of Presentation (Continued)

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

Note B - Income Taxes

For income tax purposes Smarts Oil and Gas had $61,240 of net operating losses as of March 31, 2007, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C- Related Party Transactions

On December 15, 2006, Smarts Oil and Gas entered into a short-term, month to month, loan with Dan Seifer, our CEO for $20,000. As of March 31, 2007 the loan was paid in full.

On various dates during the first quarter of 2007, Mr. Seifer loaned Smarts an aggregate total of $155,969. As of March 31, 2007, the balance of the loan from Mr. Seifer was $155,969.

Note D - Cash Flow Supplemental Information

Cash paid for interest during the three months ended March 31, 2007 and 2005 amounted to $0.

On May 15, 2006, Smarts issued 6,310,000 shares of common stock, value at $631,000. The shares were issued pursuant to an SB-2 registration statement declared effective by the SEC on April 14, 2006.

On various dates in 2006, certain individuals and officers of the Company retired 71,400,000 shares of common stock. No consideration was given to the shareholders.

Note E - Other Assets

Other Assets consists of oil and gas properties purchased for an aggregate total of $752,473. Smarts purchased oil reserves during the three months ended March 31, 2007 for an aggregate total of $206,877.

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

Litigation

As of March 31, 2007, Smarts did not have any outstanding legal issues outside of the ordinary course of business.

Note H - Subsequent Events

There have been no subsequent events to report.

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

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Company's unaudited consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Audited Financials included on Form 10-KSB for the fiscal year ended December 31, 2006.

 Results of Operations

THREE MONTHS ENDED MARCH 31, 2007

Our net loss for three months ended March 31, 2007 was $7,016, compared to a net loss of $12,000 for the three months ended March 31, 2006. A discussion of our results of operations is as follows:

Revenues for the three months ended March 31, 2007 and 2006 were $0. No revenues have been generated since inception. However, we do anticipate generating revenue in 2007.

Our cost of services for the three months ended March 31, 2007 and 2006 were $0. As we have had no revenue to date, there is no cost of services.

Smarts Oil and Gas expects to improve operating results as the Company begins to move forward with producing oil and gas from current, and new, oil and gas properties.

Operating expenses were $7,116 for the three months ended March 31, 2007, compared to $12,000 for the three months ended March 31, 2006. This expense is attributable to various administrative and professional fees.

Other income, consisting of interest income, was $100 for the three months ended March 31, 2007 and 2006 respectively.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $7,016 for the three months ended March 31, 2007 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a working capital surplus and stockholders’ equity of $5,756 and $602,260, respectively, as of March 31, 2007. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

We expect our operating expenses to continue to increase as we attempt to build our brand and expand our oil and gas properties. We hope our expenses will be funded from operations and short-term investments from officers, shareholders or others; however, our operations may not provide such funds and we may not be able obtain short-term loans from officers, shareholders or others. Our officers and shareholders are under no obligation to provide additional loans to the company.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended March 31, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended March 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended March 31, 2007.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the first quarter of 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTS OIL & GAS, INC.

Dated: April 19, 2007	/s/ Dan Seifer
By: Dan Seifer, Chief Executive Officer

Dated: April 19, 2007	/s/ Don Quarterman, Jr.
By: Don Quarterman, Jr., Chief Financial Officer