Form 10QSB
period 2007-06-30
Smarts Oil & Gas, Inc.
filed 2007-08-13
CIK 1349922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2007, there were outstanding 25,910,000 shares of common stock, par value $0.0001, and no shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

SMARTS OIL & GAS, INC.
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Smarts Oil and Gas, Inc.
Balance Sheet
June 30, 2007 and December 31, 2006

	2007	2006
ASSETS
Current Assets:
Cash	$106,187	$44,149
Accounts receivable	-	-
Note Receivable - Related Party	-	19,531
Other Current Assets	-	-
Total Current Assets	106,187	63,680

Property and Equipment, net	-	-

Other Assets:
Oil and gas Properties	200,000	545,596
Total other assets	200,000	545,596

Total Assets	$306,187	$609,276

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$-
Accrued liabilities	-	-
Total Current Liabilities	-	-

Long term Liabilities
Notes Payable, Related Party	-	-

Stockholders' Equity (Deficit):
Common stock at $0.0001 par value; 100,000,000 shares authorized; issued and outstanding: June 30, 2007 - 25,410,000 shares; December 31, 2006 - 24,910,000 shares	2,541	2,491
Additional paid-in capital	760,959	661,009
Accumulated deficit	(457,313)	(54,224)
Stockholders’ Equity	306,187	609,276

Total Liabilities and Stockholders' Equity (Deficit)	$306,187	$609,276

See accompanying notes

Smarts Oil and Gas, Inc.
Statement of Operations
For the Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$1,164	$-	$1,164	$-
Cost of Revenue	26,900	-	26,900	-
Gross Profit	(25,736)	-	(25,736)	-

Operating Expenses:
General and Administrative	3,694	1,442	7,517	8,442
Professional Fees	690	3,000	3,457	8,000
Miscellaneous Expense	-	119	526	119
Total Operating Expenses	4,384	4,561	11,500	16,561

Other Income (Expense):	(365,953)	782	(365,853)	782

Net Income (Loss)	($396,073)	($3,779)	($403,089)	($15,779)

Basic and diluted loss per share	($0.02)	($0.00)	($0.02)	($0.00)

Weighted average number of common shares outstanding	25,076,667	93,155,000	24,993,334	91,577,500

See accompanying notes

SMARTS OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Smarts Oil and Gas, Inc.
Statement of Cash Flows
For the Six Months Ended June 30, 2007 and 2006

	2007	2006
Net loss	($403,089)	($15,779)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-	-
Changes in operating assets and liabilities:
Notes Receiveable, Related Party	19,531	(50,000)
Prepaid and other assets	-	(388,558)
Total adjustments	19,531	(438,558)

Net cash flows from operating activities	(388,558)	(454,337)

Cash Flows From Investing Activities
Purchases of property and equipment	-	-
Purchase and/or investment in oil and gas properties	345,596	-
Net cash flows from investing activities	345,596	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	100,000	631,000
Proceeds from shareholder loans	-	-
Net cash provided by financing activities	100,000	631,000

Net Change in Cash	62,038	176,663

Cash, Beginning of the Period	44,149	5,000

Cash, End of the Period	$106,187	$181,663

See accompanying notes

SMARTS OIL & GAS, INC.
NOTES TO FINANCIAL STATEMETS
FOR THE THREE MONTHS ENDED JUNE 30, 2007

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

The following is a description of our oil and gas exploration and production assets and activities:

The Gamm Lease - In July, 2006, Smarts acquired a working interest in multiple oil and gas leases located in northern Louisiana. The leases, collectively called the “Gamm Lease”, are estimated to have 5,596,125 barrels of primary recoverable reserves. The Gamm Lease is situated on 223 acres of land, located in the Caddo Lake Parrish of Northern Louisiana. There are currently 56 wells located on the lease. These wells will be put back online by pulling, retubing, and installing pumping units on the existing wells. Smarts Oil and Gas will also plans to begin a drilling program for an additional 20 to 30 wells. No revenue has been generated by the lease to date.

It is now believed that the Gamm Lease will now require a significant amount of addition work to begin producing. Moreover, Smarts believes that the expense to recover the oil reserves will be more costly. As a result, we have written down the value of the Gamm Lease by $345,596, to a current market value of $200,000.

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

SMARTS OIL & GAS, INC.
NOTES TO FINANCIAL STATEMETS
FOR THE THREE MONTHS ENDED JUNE 30, 2007

Note A - Nature of Operations and Basis of Presentation (Continued)

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

In June, 2007, Smarts Oil sold both the OMJ and Thueman lease for an aggregate of $185,969. Additional details are provided below in the Thueman lease section.

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

As previously stated, the OMJ and Thueman leases were sold for an aggregate of $185,969. Both the OMJ and Thueman leases have continued to require additional capital to rework. As a result of the sale, Smarts to a loss of $20,908 in sale of assets. Smarts had a loan due to Daniel Seifer, a director and major shareholder of the Company for an aggregate total of $185,969. This loan was retired in exchange for the two leases.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended June, 2007 have been included.

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

SMARTS OIL & GAS, INC.
NOTES TO FINANCIAL STATEMETS
FOR THE THREE MONTHS ENDED JUNE 30, 2007

Note A - Nature of Operations and Basis of Presentation (Continued)

Accounts Receivable

Smarts’ trade accounts receivable result from the sale of its services, and consist of private and public companies. Smarts uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended June 30, 2007 and 2006 was $0.

Concentration of Credit Risk

Smarts Oil and Gas’ trade accounts receivable result from the sale of oil and gas to customers. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of June 30, 2007, Smarts’ had no customers who accounted for 10% or more of gross accounts receivable. 100% of net revenues were generated from one oil lease.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of its employees and consultants. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Smarts Oil and Gas estimates that the fair value of all financial instruments at June 30, 2007 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

SMARTS OIL & GAS, INC.
NOTES TO FINANCIAL STATEMETS
FOR THE THREE MONTHS ENDED JUNE 30, 2007

Note A - Nature of Operations and Basis of Presentation (Continued)

Costs of oil and gas properties are amortized using the unit-of-production method based upon estimated proven oil and gas reserves starting when proved reserves have been established. The significant unproven properties are excluded from the costs subject to depletion.

As of June 30, 2007 the Company proven reserves were valued at $200,000.

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Smarts did not have direct-response advertising costs during the three months ended June 30, 2007 and 2006.

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

SMARTS OIL & GAS, INC.
NOTES TO FINANCIAL STATEMETS
FOR THE THREE MONTHS ENDED JUNE 30, 2007

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

Note B - Income Taxes

For income tax purposes Smarts Oil and Gas had $457,313 of net operating losses as of June 30, 2007, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C- Related Party Transactions

On various dates during 2007, Mr. Seifer loaned Smarts an aggregate total of $185,969. As of March 31, 2007, the balance of the loan from Mr. Seifer was retired in exchange for the sale of the OMJ and Theuman leases.

Note D - Cash Flow Supplemental Information

Cash paid for interest during the three months ended June 30, 2007 and 2006 amounted to $0.

On May 15, 2006, Smarts issued 6,310,000 shares of common stock, value at $631,000. The shares were issued pursuant to an SB-2 registration statement declared effective by the SEC on April 14, 2006.

On various dates in 2006, certain individuals and officers of the Company retired 71,400,000 shares of common stock. No consideration was given to the shareholders.

In March, 2007, Smarts issued 500,000 shares of common stock, valued at $100,000.

SMARTS OIL & GAS, INC.
NOTES TO FINANCIAL STATEMETS
FOR THE THREE MONTHS ENDED JUNE 30, 2007

Note E - Other Assets

Other Assets consists of oil and gas properties purchased for an aggregate total of $200,000. Smarts sold oil reserves during the three months ended June 30, 2007 for an aggregate total of $185,969 and wrote off $366,504 worth of oil reserves as a result of an estimated decrease in reserve values.

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

In June, 2007, Smarts issued 500,000 shares of common stock to Don Quarterman, CFO, valued at $100,000.

Common Stock Warrants

As of June 30, 2007 there were no stock warrants issued or outstanding.

Note G - Commitments and Contingencies

Operating Leases

Smarts Oil and Gas currently has no lease obligations.

Litigation

As of June 30, 2007, Smarts did not have any outstanding legal issues outside of the ordinary course of business.

Note H - Subsequent Events

During the third quarter of 2007, Scott Masse and Gerald Schiano were elected to the Board of Directors of Smarts Oil and Gas, Inc. In addition, Mr. Masse was elected CEO and President and Mr. Shiano was elected COO and CFO. Additional information is available on a Form 8-K as filed with the SEC.

SMARTS OIL & GAS, INC.
NOTES TO FINANCIAL STATEMETS
FOR THE THREE MONTHS ENDED JUNE 30, 2007

Note H - Subsequent Events (Continued)

On August 3, 2007, Mr. Daniel Seifer and Mr. Don Quarterman resigned as officers of Smarts Oil and Gas, Inc. by letters dated August 3, 2007. There were no disputes between the Company and Mr. Seifer and/or Mr. Quarterman. Both Mr. Seifer and Mr. Quarterman will remain with Smarts Oil and Gas, Inc. as Directors. Additional information is available on a Form 8-K as filed with the SEC.

On August 3, 2007, the Board of Directors of the Company approved an adopted amendment to the Articles of Incorporation to change the name of the Company. Smarts Oil and Gas, Inc. will change its name to Dynamic Natural Resources, Inc. The Company is currently in the process of filing the amended articles and obtaining a new CUSIP and trading symbol. An updated report will be issued, on Form 8-K, as soon as the filings have been completed.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2007

Our net loss for three months ended June 30, 2007 was $396,073, compared to a net loss of $3,779 for the three months ended June 30, 2006. A discussion of our results of operations is as follows:

Revenues for the three months ended June 30, 2007 and 2006 were $1,164 and $0, respectively. This increase is attributable to the production of one of our operating leases.

Our cost of services for the three months ended June 30, 2007 and 2006 were $26,900 and $0, respectively. This increase was attributable to expenses associated with maintenance and production of our leases.

Operating expenses were $4,384 for the three months ended June 30, 2007, compared to $4,561 for the three months ended June 30, 2006. This expense is attributable to various administrative and professional fees.

Other income (expense), consisting of interest income and gains/losses from sale of assets, was $(365,953) for the three months ended June 30, 2007 and $782 for the three months ended June 30, 2006. The increase in other expenses is a result of the write down and sale of certain oil lease assets. As discussed in this 10-Q, Smarts wrote down an aggregate of $366,504 in oil leases and sold $185,969 in oil leases.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $396,073 for the three months ended June 30, 2007 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a working capital surplus and stockholders’ equity of $106,187 and $306,187, respectively, as of June 30, 2007. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

In June, 2007, Smarts issued 500,000 shares of common stock to Don Quarterman, CFO, valued at $100,000.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended June 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended June 30, 2007.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the second quarter of 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTS OIL & GAS, INC.

Dated: August 10, 2007	/s/ Scott Masse
By: Scott Masse, Chief Executive Officer

Dated: August 10, 2007	/s/Gerald Schiano
By: Gerald Schiano, Chief Financial Officer