Form 10QSB
period 2007-09-30
Dynamic Natural Resources Inc.
filed 2007-11-14
CIK 1349922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from 7-1-2007 to 9-30-2007
Commission File Number 0-131224
Dynamic Natural Resources Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	20-4028175

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
78 South Street Suite 202
Wrentham, MA 02093

(Address of Principal Executive Offices)
(508) 809-9129

(Issuer’s Telephone Number, Including Area Code)
Smarts Oil & Gas 4128 Merriman Loop Howell, MI 48843

(Former Name, Former Address and Former Fiscal Year, If changed since Last Report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 22, 2007, there were outstanding 26,599,286 shares of common stock, par value $0.0001, and no shares of preferred stock.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

DYNAMIC NATURAL RESOURCES INC.
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Dynamic Natural Resources Incorporated
Balance Sheet
September 30, 2007 and December 31, 2006

	2007	2006
ASSETS
Current Assets:
Cash	$14,601	$44,149
Accounts receivable	1,909	—
Note Receivable — Related Party	—	19,531
Other Current Assets	610-	—

Total Current Assets	17,120	63,680
Property and Equipment, net	9,172	—

Other Assets:
Security Deposits	600

Oil and gas Properties	289,742	545,596

Total other assets	290,342	545,596

Total Assets	$316,634	$609,276

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$12,095.-	$—
Accrued liabilities	—	—

Total Current Liabilities	—	—
Long term Liabilities
Notes Payable, Related Party	12,500-	—

Stockholders’ Equity (Deficit):
Common stock at $0.0001 par value; 100,000,000 shares authorized; issued and outstanding: June 30, 2007 - 25,410,000 shares; December 31, 2006 - 24,910,000 shares	2,541	2,491
Additional paid-in capital	773,459	661,009
Accumulated deficit	(483,961)	(54,224)

Stockholders’ Equity	292,039	609,276

Total Liabilities and Stockholders’ Equity (Deficit)	$316,634	$609,276

See accompanying notes

Dynamic Natural Resources Incorporated
Statement of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$—	$—	$1,164	$—
Cost of Revenue	—	—	26,900	—

Gross Profit	—	—	(25,736)	—

Operating Expenses:
General and Administrative	24,833	8,744	32,350	17,186
Professional Fees	2,058	500	5,515	8,550
Miscellaneous Expense	—	965	526	1,084

Total Operating Expenses	26,891	10,259	38,391	26,820

Other Income (Expense):	243	612	(365,610)	1,394

Net Income (Loss)	(26,648)	($9,647)	($429,737)	($25,426)

Basic and diluted loss
per share	($0.00)	($0.00)	($0.02)	($0.00)

Weighted average number of common shares outstanding	25,840,000	63,738889	35,465,714	82,297,963

See accompanying notes

DYNAMIC NATURAL RESOURCES INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
Dynamic Natural Resources Incorporated
Statement of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
Net loss	($429,737)	($25,426)
Adjustments to reconcile net loss to net cash flows from operating activities:	1
Depreciation	—	—
Changes in operating assets and liabilities:
Notes Receiveable, Related Party	17,622
Prepaid and other assets	(610)	10,000
Accounts Payable	12,094	926
Total adjustments	29,106	10,926
Net cash flows from operating activities	(400,630)	(14,500)

Cash Flows From Investing Activities
Purchases of property and equipment	(9,172)	—
Security Deposit	(600)
Purchase and/or investment in oil and gas properties	255,854	(545,596)
Net cash flows from investing activities	246,082	(545,596)

Cash Flows From Financing Activities
Proceeds from sale of common stock	112,500	631,000
Proceeds from shareholder loans	12,500	—
Net cash provided by financing activities	125,000	631,000

Net Change in Cash	(29,548)	70,904

Cash, Beginning of the Period	44,149	5,000

Cash, End of the Period	14,601	$75,904
See accompanying notes

DYNAMIC NATURAL RESOURCES INC.
NOTES TO FINANCIAL STATEMETS
FOR THE THREE MONTHS ENDED September 30, 2007
Note A — Nature of Operations and Basis of Presentation
Nature of Operations
Dynamic Natural Resources, Inc. was incorporated in the State of Nevada on November 29, 2005. Formerly Smarts Oil & gas, Inc and Value Consulting, Inc., the Company changed its name to Dynamic Natural Resources in August, 2007. Dynamic Natural Resources was created to pursue interests in the burgeoning oil and gas market. Dynamic Natural Resources has made acquisitions of several leases located in Illinois, Indiana, and Kentucky and sold its property in northern Louisiana. The Company continues to pursue opportunities to acquire other attractive oil and gas leases and operations that can add value to the Company and its shareholders. The company will focus on leases and properties that are established producers, where daily production rates can be enhanced with the use of enhanced oil recovery technologies. The company continues to pursue opportunities in well service and supply.
We began focusing our efforts on the oil and gas market in 2006. Although we did not produce revenues in 2006, we began to acquire oil and gas properties. We have continued to seek oil and gas exploration and production activities, which include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties. We have focused our oil and gas activities in Illinois and Kentucky. Our focus in Illinois and Kentucky has yielded new oil production for the company.
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
In July of 2007 the company decided that the Gamm lease did not fit into the long term strategy the company was pursuing. The company was able to liquidate this holding in exchange for The Oather Strader Lease and $20,000.00.
The Oather Strader Lease — In July of 2007 the company acquired a 78% working interest in two oil leases located in Kentucky. The leases, collectively called the “Oather Strader Lease”is situated on 145.4 acres of land, located in Green County. There are currently 29 wells on the lease. These wells will be put back online by reworking as necessary, and installing pumping units on the existing wells. Dynamic Natural Resources also plans to begin a drilling program and a water flood. No revenue has been generated by the lease to date.
The Earhart Lease — In September of 2007 the company acquired a 97% working interest in an oil lease located in Illinois. The lease, called the “Earhardt Lease” is situated on 80 acres of land, located in Edwards County. There are currently 2 wells on the lease. These wells will be put back online by reworking as necessary, and installing pumping units on the existing wells. No production has been generated by the lease to date.
The White Lease — In July of 2007 the company acquired a 37% working interest in an oil lease located in Illinois. The lease, called the “White Lease” is situated on 40 acres of land, located in Edwards County. There is currently 1 well on the lease. This well was put back online by reworking the well as necessary, and rehabbing the pumping unit. The well produced about 120 barrels of oil when a subsequent problem shut the well down. In the near the well will return to production.
The Kelsey Pierce, School and Weber Leases — In August of 2007 the company acquired working interests in other oil leases located in Illinois. The leases, called the “Kelsey Pierce Lease”, “Weber Lease” and the “School Lease” are in Edwards County. There are currently 7 wells on the leases. Three of the wells have been put back online by reworking the wells as necessary, and rehabbing the pumping units as needed.

DYNAMIC NATURAL RESOURCES INC.
NOTES TO FINANCIAL STATEMETS
FOR THE THREE MONTHS ENDED September 30, 2007
Note A — Nature of Operations and Basis of Presentation (Continued)
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the three months ended September, 2007 have been included.
These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.
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

DYNAMIC NATURAL RESOURCES INC.
NOTES TO FINANCIAL STATEMETS
FOR THE THREE MONTHS ENDED September 30, 2007
Note A — Nature of Operations and Basis of Presentation (Continued)
Accounts Receivable
Dynamics’ trade accounts receivable result from the sale of its services, and consist of private and public companies. Smarts uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended September 30, 2007 and 2006 was $0.
Concentration of Credit Risk
Dynamics’ trade accounts receivable result from the sale of oil and gas to customers. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of September 30, 2007, Dynamic had no customers who accounted for 10% or more of gross accounts receivable. 100% of net revenues were generated from one oil lease.
The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of its employees and consultants. Accordingly, the Company’s ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.
Financial Instruments
Dynamic Natural Resources estimates that the fair value of all financial instruments at September 30, 2007 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.
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

DYNAMIC NATURAL RESOURCES INC.
NOTES TO FINANCIAL STATEMETS
FOR THE THREE MONTHS ENDED September 30, 2007
Note A — Nature of Operations and Basis of Presentation (Continued)
Costs of oil and gas properties are amortized using the unit-of-production method based upon estimated proven oil and gas reserves starting when proved reserves have been established. The significant unproven properties are excluded from the costs subject to depletion.
As of September 30, 2007 the Company proven reserves were valued at $290,000.
Advertising Cost
Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Smarts did not have direct-response advertising costs during the three months ended September 30, 2007 and 2006.
Accounting for Stock-based Compensation
Smarts accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), Financial Accounting Standards Board Interpretation No, 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). Accordingly, compensation cost for stock options and warrants are measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the stock option exercise price. Smarts Oil & Gas, Inc. accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under SFAS 123, stock option awards issued to non-employees are accounted for at their fair value on the date issued, where fair value is determined using the Black-Scholes option pricing method. In December 2004, The Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 123 (Revised), “Shared-Based Payment” (SFAS 123R). This standard revises SFAS No. 123, Accounting Principles Board Option 25 and related interpretations, and eliminates use of the intrinsic value method of accounting for stock options. The Company currently uses the intrinsic value method to value stock options, and, accordingly, no compensation expense has been recognized for stock options. SFAS 123R requires that all employee share-based payments to employees, including stock options, be valued using a fair-value-based method and recorded as expense in the statement of operations. For the Company, SFAS 123R will first be effective for its December 31, 2006 financial statements. This new Statement will not affect accounting for the Company’s stock options currently outstanding, but it will affect financial statement disclosures about those stock options, and it will change the accounting for stock options issued in future years.
Income Taxes
Smarts records its federal and state income tax liability in accordance with Statement of Financial Accounting Standards Statement No. 109 “Accounting for Income Taxes”. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes, using current tax rates. Deferred tax assets represent the expected benefits from net operating losses carried forward and general business credits that are available to offset future income taxes.
Loss Per Share
Net loss per share is computed based upon the weighted average number of outstanding shares of the Company’s common stock for each period presented.

DYNAMIC NATURAL RESOURCES INC.
NOTES TO FINANCIAL STATEMETS
FOR THE THREE MONTHS ENDED September 30, 2007
Note A — Nature of Operations and Basis of Presentation (Continued)
Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140. This statement resolves issues addressed in FAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. SFAS No. 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.
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
Note B — Income Taxes
For income tax purposes Dynamic Natural Resources had $483,961 of net operating losses as of September 30, 2007, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.
Note C- Related Party Transactions
In the third quarter of 2007 Mr. Seifer provided Dynamic with the Oather Strader lease and $20,000.00 in exchange for the Gamm Lease in Louisiana.
Note D — Cash Flow Supplemental Information
Cash paid for interest during the three months ended September 30, 2007 and 2006 amounted to $0.
On May 15, 2006, Dynamic issued 6,310,000 shares of common stock, value at $631,000. The shares were issued pursuant to an SB-2 registration statement declared effective by the SEC on April 14, 2006.
On various dates in 2006, certain individuals and officers of the Company retired 71,400,000 shares of common stock. No consideration was given to the shareholders.
In March, 2007, Dynamic issued 500,000 shares of common stock, valued at $100,000.
In August 2007, Dynamic issued 600,000 shares of common stock to lease holders to acquire working interests in various leases, the stock was valued at $115,000.00.
In September 2007 Dynamic issued 89,286 shares of common stock, valued at $12,500.00.

DYNAMIC NATURAL RESOURCES INC.
NOTES TO FINANCIAL STATEMETS
FOR THE THREE MONTHS ENDED September 30, 2007
Note E — Other Assets
Other Assets consists of oil leases acquired for an aggregate total of $289,742., and a $600.00 security deposit.
Note F — Stockholders’ Equity
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
In June, 2007, Dynamic issued 500,000 shares of common stock to Don Quarterman, CFO, valued at $100,000.
In August 2007, Dynamic issued 600,000 shares of common stock to lease holders to acquire working interests in various leases, the stock was valued at $115,000.00.
In September, 2007, Dynamic issued 89286 shares of common stock in a private placement valued at $12,500.00.
Common Stock Warrants
As of September 30, 2007 there were no stock warrants issued or outstanding.
Note G — Commitments and Contingencies
Operating Leases
Dynamic Natural Resources currently has a lease obligation for an office facility in Wrentham, Massachusetts, valued at less than $5,000.00.
Litigation
As of September 30, 2007, Smarts did not have any outstanding legal issues outside of the ordinary course of business.

No material subsequent events at this time.
DYNAMIC NATURAL RESOURCES INC.
NOTES TO FINANCIAL STATEMETS
FOR THE THREE MONTHS ENDED September 30, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-looking Information
This report and other reports, as well as other written and oral statements made or released by us, may contain forward-looking statements. Forward-looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward-looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words “believe,” “anticipate,” “intend,” “expect,” “estimate,” “project”, “predict”, “hope”, “should”, and “may”, other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.
Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to the ability to raise needed financing, increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company’s results and prospects have been and may further be described in the Company’s prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.
We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.
The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Company’s unaudited consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Audited Financials included on Form 10-KSB for the fiscal year ended December 31, 2006.

Results of Operations
THREE MONTHS ENDED SEPTEMBER 30, 2007
Our net loss for three months ended September 30, 2007 was $26,648, compared to a net loss of $9,647 for the three months ended September 30, 2006. A discussion of our results of operations is as follows:
Revenues for the three months ended September 30, 2007 and 2006 were $0 and $0, respectively.
Our cost of services for the three months ended September 30, 2007 and 2006 were $0 and $0, respectively.
Operating expenses were $26,891 for the three months ended September 30, 2007, compared to $10,259 for the three months ended September 30, 2006. This expense is attributable to various administrative and professional fees.
Other income (expense), consisting of interest income of $243.00 for the three months ended September 30, 2007 and $1,394 for the three months ended September 30, 2006.
No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $26,648 for the three months ended September 30, 2007. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.
Liquidity and Capital Resources
As reflected in the accompanying financial statements, the Company has a working capital surplus and stockholders’ equity of $292,039.00 as of September 30, 2007. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other parties.
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
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of September 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls
There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Dynamic Natural Resources is not currently involved with any legal proceedings and is not aware of any threatened actions.
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
In September, 2007, Dynamic issued 89286 shares of common stock in a private placement valued at $12,500.00.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
There were no defaults on senior securities for the three months ended September 30, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
There were no submissions of matters to a vote of shareholders in the three months ended September 30, 2007.
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
On August 3, 2007, Scott Masse and Gerald Schiano were elected to the Board of Directors of Smarts Oil and Gas, Inc. In addition, Mr. Masse was elected President and Mr. Schiano was also elected COO and CFO of Smarts Oil and Gas, Inc.
On July 9, 2007, the board of directors of Smarts Oil and Gas, Inc. elected Scott Masse to President.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTS OIL & GAS, INC.

Dated: November 14, 2007	/s/ Scott Masse

By: Scott Masse, Chief Executive Officer

Dated: November 14, 2007	/s/Gerald Schiano

By: Gerald Schiano, Chief Financial Officer

EXHIBIT INDEX

Exhibit
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.