Form 10KSB
period 2007-12-31
Dynamic Natural Resources Inc.
filed 2008-03-24
CIK 1349922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2007.

000-131224
Commission File Number

DYNAMIC NATURAL RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada	20-4028175
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

78 South Street
Wrentham, MA 02093
508 463 6290
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

The registrant's revenues for the year ended December 31, 2007 were $2,013.

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, computed by reference to the closing sale price of such common equity as quoted on the Over the Counter Electronic Bulletin Board of $0.06 per share as of December 31, 2006 was $785,695.00.

As of February 15, 2008, the registrant had 25,790,477 shares of common stock, par value $0.0001 per share, outstanding.

DYNAMIC NATURAL RESOURCES, INC.
FORM 10-KSB REPORT INDEX

PART I

Forward Looking Statements. Certain of the statements included in this annual report on Form 10-KSB, including those regarding future financial performance or results or that are not historical facts, are “forward-looking” statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statement. .Dynamic Natural Resources, Inc. (referred to herein, with its predecessors and subsidiaries, as “Dynamic”, “we”, “us”, and “our”) cautions readers that these statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Some of the important factors, risks and uncertainties that could cause actual results to vary from forward-looking statements include:

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

Item 1. Description of Business

The Company

Dynamic Natural Resources, Inc. was incorporated in the State of Nevada on November 29, 2005. Formerly Value Consulting, Inc., the Company changed its name to Dynamic Natural Resources in September, 2007. Dynamic Natural Resources was created to pursue an interest in the burgeoning oil and gas market.  Dynamic Natural Resources Inc. is pursuing oil producing assets in the Illinois basin.

Our principal executive office is located at 78 South Street Wrentham, Ma 02093, and our telephone number is 508 463 6290. We currently have two employees, both officers of the Company, and work primarily through independent contractors to operate and manage our lease interests. Our common stock is traded on the OTCBB under the ticker symbol “DYNI”. Our website address is www.dynamicnaturalresources.com.

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

 Dynamic Natural Resources is identifying acquisition targets in the well service arena that produce significant gross margin while expanding our ability to develop and maintain our leaseholds.

Recent Developments

In October 2007 the Company entered in a Letter of Intent with a well service company for the purchase of its assets.

In November of 2007 the Company retained the investment banking firm Wilshire Capital to procure financing for its growth

In November of 2007 the company began negotiations with a second target that has oil producing assets, drilling capabilities, well service, and distribution components.  Our investment banking firm has been advised to act on this matter.

Oil and Gas Exploration and Production Activities

We began focusing our efforts on the oil and gas market in 2006. Although we have not produced significant revenues, we have begun to acquire properties. We have continued to seek oil and gas exploration and production activities, which include the exploration, acquisition, development, operation and, when appropriate, disposition of oil and gas properties.

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

The Hinderlighter lease-  In December of 2007 the Company acquired 100 percent working interest in the Hinderliter lease. This lease has two wells located on it that were drilled in the early 1990’s. The lease consists of 80 acres located in Edwards County, IL. The operator controls 1/8 carried interest, and the landowner hold 3/16 carried interest.

Employees

We currently have two employees, both officers of the Company, and work primarily through independent contractors to operate and manage our lease interests.

Customers

Once producing, we will sell oil and gas to various customers at the market price.

Our current revenue stream is paid to us by our operator, therefore, we currently have no customers exceeding 10% of revenues.

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

All of our assets are located in the Illinois basin because our assets are not as diversified geographically, as many of our competitors, our business is subject to local conditions more than other, more geographically diversified companies. Any regional event, including price fluctuations, natural disasters and restrictive regulations that increase costs may adversely impact our business more than if our assets were geographically diversified.

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

We Lost Money in 2007

We have incurred net losses from operations in 2007. Our net loss for the fiscal year ended December 31, 2007 was $554,527 and as of December 31, 2007 we had an accumulated deficit of $608,751. While we expect to become profitable in 2008, we can not guarantee profitability. We expect our operating expenses to continue to increase as we attempt to build our brand, expand our customer base and make acquisitions. While we expect to be profitable in 2008, to become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability.

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

Our Principal Stockholders, Officers and Directors Own a Controlling Interest in Our Voting Stock and Investors Will Not Have Voice in Our Management

Our officers, directors and stockholders with greater than 5% holdings will, in the aggregate, beneficially own approximately 52% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

Quarter Ended	High	Low
December 31, 2007	$0.06	$0.06
September 28, 2007	$0.13	$0.13
June 30, 2007	$0.17	$0.17
March 30, 2007*	$0.20	$0.19

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

Smarts Oil and Gas, Inc. was incorporated in the State of Nevada on November 29, 2005. Formerly Value Consulting, Inc., the Company changed its name to Smart Oil and Gas in August, 2006., and Dynamic Natural Resouces in September of 2007. Dynamic Natural Resources was created to pursue an interest in the burgeoning oil and gas market.  Dynamic Natural Resources has also acquired leases in the Illinois basin and continues to pursue any opportunity to acquire other attractive oil and gas areas that can add value to the Company and its shareholders. The company will focus on properties with proven oil reserves and high potential for large profit margins.

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

Recent Developments

In October of  2007  Dynamic announced the signing of a letter of intent to purchase the assets of a well service company in Illinois.

In December of 2007 Dynamic retained Wilshire Capital Group, Inc. of Dallas to help assist the company with its investment banking needs. Wilshire Capital Group will assist Dynamic in raising funds to build a dominant Well Services Division & Production Division.  In December of 2007 the companies lease rights expired on the Oather Strader lease in Kentucky, this was in keeping with the  strategic review that was ongoing at the time.

In January of 2007 Dynamic completed a strategic review that resulted in the affirmation of our focus in the Illinois basin, Mr. Bruce Scambler was elected President of the company, and Floyd Keefer was appointed  VP of Field Operations

Oil and Gas Exploration and Production Activities:

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

Liquidity and Capital Resources

We ended 2007 with working capital of approximately $8,998. At the end of 2006, our working capital was approximately $63,680. The decrease in working capital from year-end 2006 was primarily the result of our use of capital for targeting and acquiring acquisitions.

Results of Operations 2007 to 2006

For the year ended December 31, 2007, we reported net loss of $554,527, compared to net loss of $36,724 for the year ended December 31, 2006. We were incorporated in December 2005 and have yet to generate significant revenue.

Our operating expenses increased from $38,503 in 2006 to $96,030 in 2007. This increase is attributable to our marketing efforts and pursuit of oil and gas properties. We were incorporated in December 2005 and 2007 was our second full year of operation.

Income decreased from $1,779 in 2006 to $1,092 in 2007.

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

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors of
Dynamic Natural Resources, Inc.
Howell, Michigan

We have audited the accompanying balance sheet of Dynamic Natural Resources, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Natural Resources, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, as discussed in Note A to the financial statements, the company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet it obligations and the cost of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the out come of this uncertainty.

Robert L. White & Associates, Inc.

/s/ Robert L White & Associates, Inc.
Robert L. White & Associates, Inc.
Cincinnati, OH

March 21, 2008

Dynamic Natural Resources, Inc.
Balance Sheet
Years Ended December 31, 2007 and 2006

	2007	2006
ASSETS
Current Assets:
Cash	$31	$44,149
Accounts receivable	-	-
Note Receivable - Related Party	3,880	19,531
Other Current Assets	905	-
Total Current Assets	4,816	63,680

Property and Equipment, net	8,998	-

Other Assets:
Oil and gas Properties	337,707	545,596
Total other assets	337,707	545,596

Total Assets	351,521	609,276

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	12,169	-
Accrued liabilities	-	-
Total Current Liabilities	12,169	-

Long term Liabilities	12,604	-

Total Liabilities:	24,773	-

Stockholders' Equity (Deficit):
Common stock at $0.0001 par value; 100,000,000 shares authorized; issued and outstanding: December 31, 2007 26,97,000 -; December 31, 2006 24,910,000 - shares	2,649	2.491
Additional paid-in capital	932,850	661,009
Accumulated deficit	(608,751)	(54,224)
Stockholders’ Equity	326,748	609,276

Total Liabilities and Stockholders' Equity (Deficit)	$351,521	$609,276

See accompanying notes

Dynamic Natural Resources, Inc.
Statement of Operation
For the Years Ended December 31, 2007 and 2006

	2007	2006

Revenue	$2,013	$-
Cost of Revenue	26,900	-
Gross Profit	(24,887)	-

Operating Expenses:
General and Administrative	73,900	28,181
Professional Fees	21,604	9,090
Miscellaneous Expense	526	1,232
Total Operating Expenses	96,030	38,503

Other (Expense), write off of expired oil & gas leases	(433,610)
Interest Income		1,779
Total Other (Expense)	(433,610)	1,779

Net (Loss)	$(554,527)	$(36,724)

Basic and diluted loss per share	$(0.02)	$(0.00)

Weighted average number of common shares outstanding	25,576,250	67,950,972

See accompanying notes

Dynamic Natural Resources, Inc.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2007 and 2006

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, December 6, 2006	90,000,000	$9,000	$23,500	$(17,500)	$15,000
Sale of Common Stock	6,310,000	631	630,369	-	631,000
Retirement of Common Stock	(71,400,000)	(7140)	7140	-
Net loss, year end December 31, 2006	-	-	-	(36,724)	(36,724)
Balance, December 31, 2006	24,910,000	$2,491	$661,009	$(54,224)	$609,276
Sale of common stock	1,587,000	158	271,841		156,999
Net Loss, year ended December 31,2007	-	-	-	(554,527)	(554,527)
Balance, December 31, 2007	26,497,000	$2,649	$932,850	$(608,751)	$326,748

See accompanying notes

Dynamic Natural Resources, Inc.
Statement of Cash Flows
Years ended December 31, 2007 and 2005

	2007	2006
Cash Flows From Operating Activities
Net loss	$(554,527)	$(36,724)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	474	-
Write off of expired Oil and Gas leases	433,610
Changes in operating assets and liabilities:
Prepaid and other assets	(905)	10,000
Accounts Payable	12,169
Note receivable - related party	15,651	(19,531)
Total adjustments	462,809	(9,531)

Net cash flows from operating activities	(93,528)	(46,255)

Cash Flows From Investing Activities
Purchases of property and equipment	(9472)	-
Acquisition of Oil and Gas Properties	(225,722)	(545,596)
Net cash flows from investing activities	(235,194)	(545,596)

Cash Flows From Financing Activities
Proceed from notes payable	12,604
Proceeds from sale of common stock	272,000	631,000
	-	-
Net cash provided by financing activities	284,604	631,000

Net Change in Cash	(44,118)	39,149

Cash, Beginning of the Period	44,149	5,000

Cash, End of the Period	$31	$44,149

See accompanying notes

Dynamic Natural Resources, Inc.
Notes to Financial Statements

Note A. Nature and Continuance of Operations

Nature of Operations

Dynamic Natural Resources, Inc. was incorporated in the State of Nevada on November 29, 2005. Formerly Value Consulting, Inc., the Company changed its name to Smart Oil and Gas in August, 2006. Smarts Oil & Gas was created to pursue an interest in the burgeoning oil and gas market. Dynamic Natural Resources initial entry into the market was the acquisition of several leases located in northern Louisiana. Smarts Oil and Gas will continuously pursue any opportunity to acquire other attractive oil and gas areas that can add value to the Company and its shareholders. The company will focus on leases and properties with proven oil reserves and high potential for large profit margins.

The financial statements are presented in US dollars and have been prepared by management in accordance with generally accepted accounting principles in the United States (“US GAAP”) on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

During the year ended December 31, 2007, the Company incurred a loss of $554,527 and at December 31, 2007 had an accumulated deficit of $608,751 and a working capital deficit of $7,353. The ability of the Company to continue as a going concern is uncertain and dependant upon achieving a profitable level of operations and on the ability of the Company to obtain necessary capital and financing to fund ongoing operations. The outcome of these matters cannot be predicted at this time.

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and the amounts different from those reflected in the accompanying financial statements.

Note B – Significant Accounting Policies

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

Accounts Receivable

Dynamic trade accounts receivable result from the sale of its services, and consist of private and public companies. Smarts uses the allowance method to account for uncollectible accounts. Bad debt expense for the years ended December 31, 2007 and 2006 was $0.

Concentration of Credit Risk

Dynamic Natural Resources trade accounts receivable result from the sale of oil and gas to customers. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of December 31, 2007 and 2006, Dynamic had no customers who accounted for 10% or more of gross accounts receivable or 10% or more of the net sales.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of its employees and consultants. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Dynamic Natural Resources estimates that the fair value of all financial instruments at December 31, 2007 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

Note A. Nature and Continuance of Operations (Continued)

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

As of December 31, 2007 and 2006 the Company proven reserves were valued at $337,707 and $547,596 respectively.

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Smarts did not have direct-response advertising costs during the years ended December 31, 2007 and 2006.

Accounting for Stock-based Compensation

The Company’s accounts for and reports its stock-based employee compensation arrangements in accordance with the provisions of Financial Accounting Standards N0, 123 (revised 2004) Share-Based Payment ("SFAS No. 123R") which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. During 2007 or 2006, the Company did not grant any stock options which would require a calculation as prescribed by SFAS No. 123R.

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

Loss Per Share

The Company computes loss per chare in accordance with SFAS NO. 128 “Earnings per Share” which requires presentation of bother basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period including, stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti dilutive. As the Company has no potential dilutive securities, basic loss per share is equal to diluted loss per share.

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

Note B - Income Taxes

For income tax purposes Dynamic Natural Resources had $608,751 of net operating losses as of December 31, 2007, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C- Related Party Transactions

On December 15, 2006, Dynamic Natural Resources, Inc. entered into a short-term, month to month, loan with Dan Seifer, our Chairman for $20,000. AS of December 31, 2007 the balance of the loan was $3,880.

Note D - Cash Flow Supplemental Information

Cash paid for interest during the years ended December 31, 2007 and 2006 amounted to $0.

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

Note E - Other Assets

Other Assets consists of oil and gas properties purchased for an aggregate total of $545,596. At December 31, 2007 the proven reserves were valued at $337,707.

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

Note F – Stockholders Equity (Continued)

Common Stock Warrants

As of December 31, 2007and 2006 there were no stock warrants issued or outstanding.

Note G - Commitments and Contingencies

Operating Leases

Dynamic Natural Resources currently has no lease obligations.

Litigation

As of December 31, 2007, Dynamic Natural Resources did not have any outstanding legal issues outside of the ordinary course of business.

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

Presently, Smarts has a total of 6 officers and directors. The following table identifies, as of  February 23,2008, each executive officer and director of the Company.

Name	Age	Position
Daniel Seifer	31	Chairman, Director
Scott R. Masse	34	Chief Executive Officer, Director
Eddie McGarraugh	61	Director
Gerald Schiano	48	Chief Financial Officer, Director
Bruce Scambler	49	President
Floyd Keefer	57	VP of Field Operations:

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the annual meeting of stockholders and until their successors have been elected and qualified.

Daniel Seifer: Mr. Seifer joined Smarts as an officer on August 14, 2006. Mr. Seifer has spent the last 12 years working in the public markets. His experience includes investor relations, consulting, raising capital, mergers and acquisitions, and public relations. Mr. Seifer is currently active in the oil and gas industry, personally owning ten oil wells in Northern Louisiana. Mr. Seifer graduated from MichiganState with a degree in Engineering and a Business Minor.

Scott R. Masse: Mr. Masse Joined as CEO and President in August of 2007.
An accomplished entrepreneur and financial advisor with many years experience in the oil industry. Scott began his career at Smith Barney in Boston after graduating Boston College with a double concentration in finance and accounting. He has also worked for Legg Mason, First Union, and Wachovia Securities Financial Network leading to the establishment of Masse Wealth Management. Scott has extensive experience in working with small capitalization securities.  In the oil field, Scott has focused his efforts on building alliances with key enhanced oil recovery companies and well stimulation companies.

Eddie McGarraugh – Mr. McGarraugh joined the board of directors in August, 2006. Mr. McGarraugh has been an entrepreneur for over 40 years.  Mr. McGarraugh is a seasoned oil and gas operator with knowledge of all phases of drilling and completing wells. He worked in the oil and gas industry for 30 years, leasing, drilling and completing wells in Texas, Oklahoma, and Colorado.

Gerald Schiano: Mr. Schiano Joined as CFO in August of 2007.
After graduating from Rhode Island College Gerald began his career as an accountant for Gilbane Building Company.  The rigors of construction accounting trained Gerald well for his next positions as cost accountant and then controller in the high technology industry. Gerald later was hired as Chief Financial Officer of a construction company involved in large public work projects.  Gerald later ran his own construction company servicing large public work projects.  Of late Gerald has been using his entrepreneurial talent to develop interests in oil fields in the mid west.

Bruce Scambler: Mr. Scambler Joined as President in January of 2008.
Mr Scambler started with KPMG in 1980 and is a CPA, with over 30 years of business experience, of which over ten years has been working in the Mid Continent oil and gas industry. Mr Scambler has been an officer and director of public companies in the United States and the United Kingdom including Chief Financial Officer of Cotton Valley Resources and Aspen Energy. Mr Scambler has a proven track record of successful financing, restructuring, and value added growth in companies he has managed. His management has included prospect and company acquisitions, mergers and realizations. The added experience of hands on field operations, drilling, well work-overs, and production enhancement has proven multiples of success. Bruce received a degree in law from Bristol University, Bristol, England, and a MBA from Strathclyde Graduate Business School in Glasgow, Scotland. Bruce served as a pilot officer in the Royal Air Force. Bruce is a recognized speaker on COPAS/taxation and other oil and gas taxation matters. His community involvement includes working as a Court Appointed Special Advocate (CASA), Board Member Court Appointed Special Advocates, and is a Lay Reader with All Souls Episcopal Church.

Floyd Keefer: Mr. Keefer Joined as Vice President  in January of 2008.
Mr. Keefer is a 3rd generation oilman from the state of Oklahoma. He has over 35 years of experience in the oil industry working in service, drilling and completing of wells. Mr. Keefer has worked with many major oil companies throughout his years including, Chevron, Exxon Mobil, Texaco, and Standard Oil. Mr. Keefer brings Dynamic valuable experience that will benefit the company in reaching aggressive goals for near term expansion. He works through an industry network which brings integrated expertise including geology, geophysics, petroleum engineering and all aspects of well drilling operations. Mr. Keefer has conservatively overseen more than 500 domestic and foreign drilling projects.

Item 10. Executive Compensation

Executive Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our officers as of December 31, 2007

Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards
	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation	Total Compensation

Daniel Seifer, COB	2006 2007	-	-	-	-	-
Scott R. Masse CEO	2006 2007	- 23,697	-	-	-	23,697
Eddie McGarraug, Director
Gerald Schiano CFO	2006 2007	11,950	-	-	-	11,950
Bruce Scambler President	2006 2007		-	-	-
Floyd Keefer VP of Field Operations	2006 2007

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

	Year	Fees Earned or Paid in Cash	Options Awarded	All Other Compensation	Total
Daniel Seifer	2006	$-	$-	$-	$-
	2007	-	-	-	-
					-
Scott R. Masse	2006	-	-	-	-
	2007	-	-	-	-
					-
Eddie McGarraugh	2006	-	-	-	-
	2007	-	-	-	-
					-
Gerald Schiano	2006	-	-	-	-
	2007	-	-	-	-

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of February 25, 2008, there were 26,889,857 shares of common stock, par value $.0001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 25, 2008:

•	all directors
•	each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding common stock
•	each executive officer named in the Summary Compensation Table
•	all directors and executive officers as a group

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

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Daniel Seifer(1) Dynamic Natural Resources Inc. 78 South Street Suite 202 Wrentham, MA 02093	10,402,700	49.79%
Common Stock	Scott R. Masse Dynamic Natural Resources Inc. 78 South Street Suite 202 Wrentham, MA 02093	1,710,000	1.60%
Common Stock	Eddie McGarraugh Dynamic Natural Resources Inc. 78 South Street Suite 202 Wrentham, MA 02093	-	-%
Common Stock	Gerald Schiano Dynamic Natural Resources Inc. 78 South Street Suite 202 Wrentham, MA 02093	-	-%
Total as group		12,112,700	45%

Stock Option and Incentive Plans

There are no stock option or incentive plans.

Item 13. Exhibits

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
4.1	Specimen Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.
32.2	Certification pursuant to 18 U.S.C. Section 1350.

(1) incorporated by reference to Exhibit 3.1 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006
(2) incorporated by reference to Exhibit 3.2 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006
(3) incorporated by reference to Exhibit 4.1 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006

Item 14. Principal Accountant Fees and Services

The following are the fees billed us by our auditors, Robert L. White and Associates, Inc., for services rendered thereby during 2007 and 2006:

	2007	2006
Audit Fees	$4,000	$3,000
Audited Related Fees	-	-
Tax Fees	-	-
Total Fees	$4,000	$3,000

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

Dynamic Natural Resources, Inc., a Nevada Corporation

Date: March 24, 2008	By:	/s/ Scott Masse
Scott Masse
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott Masse		March 24, 2008
Scott Masse	Chief Executive Officer and Director

/s/ Gerald Schiano		March 24, 2008
Gerald Schiano	Chief Financial Officer and Director

Exhibit Index

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
4.1	Specimen Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.
32.2	Certification pursuant to 18 U.S.C. Section 1350.

(1) incorporated by reference to Exhibit 3.1 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006
(2) incorporated by reference to Exhibit 3.2 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006
(3) incorporated by reference to Exhibit 4.1 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006