Form 10QSB
period 2008-03-31
Dynamic Natural Resources Inc.
filed 2008-05-13
CIK 1349922

10QSB 1 form10qsb.htm FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number 0-131224

Dynamic Natural Resources, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	20-4028175
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

78 South Street Suite 202 Wrentham, MA 02093
(Address of Principal Executive Offices)

(508) 463-6290
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

The Company agreed to effect a 1:10 reverse-split of its common stock. When the reverse-split was effected on April 16, 2008, 3,084,034 shares became outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

DYNAMIC NATURAL RESOURCES, INC.

FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

DYNAMIC NATURAL RESOURCES, INC.

BALANCE SHEET

MARCH 31, 2008 AND DECEMBER 31, 2007

	2008 (unaudited)	2007 (audited)
ASSETS

Current Assets:
Cash	$15,674	$31
Accounts Receivable	-	-
Note Receivable-Related Party		3,880
Other Current Assets	900	905
Total Current Assets	16,574	4,816

Property and Equipment, net	8,525	8,998

Other Assets:
Oil and gas Properties	318,963	337,707
Total Other Assets	318,963	337,707

Total Assets	344,062	351,521

Current Liabilities:
Accounts Payable	3,869	12,169
Accrued liabilities	-	-
Total Current Liabilities		12,169

Long Term Liabilities	12,708	12,604

Total Liabilities:	16,577	24,773

Stockholders’ Equity (Deficit):
Common stock at $0.0001 par value; 100,000,000 shares authorized; issued and outstanding: 27,469,857 shares March 31, 2008; 26,497,000 December 31, 2007	2,747	2.649
Additional pay-in capital	957,053	932,850
Accumulated deficit	(632,315))	(608,751))
Stockholders’ Equity	327,485	326,748

Total Liabilities and Stockholders Equity:	344,062	351,521

See accompanying notes to these financial statements.

DYNAMIC NATURAL RESOURCES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	2008	2007

Revenue	$-	$-
Cost of Revenue	-	-
Gross Profit	-	-

Operating Expenses:
General and Administrative	18,471	3,823
Professional Fees	5,093	2,767
Miscellaneous Expense		-
Total Operating Expenses	23,564	7,116

Other Income (Expense):		100

Net Income (Loss)	($23,563)	($7,016)

Basic and diluted loss per share	$0.00	$0.00

Weighted average number of common shares outstanding	27,300,000	24,910,000

See accompanying notes to these financial statements.

DYNAMIC NATURAL RESOURCES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	2008	2007
Net loss	($23,563)	($7,016)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	474	0
Changes in operating assets and liabilities:	(8,197)
Notes Receivable, Related Party	3,880	19,531
Prepaid and other assets	5	0
Total adjustments	(3,838)	19,531

Net cash flows from operating activities	(27,401)	12,515

Cash Flows From Investing Activities
Net cash flows from, acquisition) sale of oil and gas properties	18,744	(206,877)

Cash Flows From Financing Activities
Proceeds from sale of common stock	24,300	0
Net cash provided by financing activities	24,300	155,969

Net Change in Cash	15,643	(38,393)

Cash, Beginning of the Period	31	44,149

Cash, End of the Period	$15,674	$5,756

See accompanying notes to these financial statements.

DYNAMIC NATURAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMETS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended March, 2008 have been included.

These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

Accounts Receivable

The Companys’ trade accounts receivable result from the sale of its services, and consist of private and public companies. The Company uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended March 31, 2007 and 2006 was $0.

Concentration of Credit Risk

The Companys’ trade accounts receivable result from the sale of oil and gas to customers. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of March 31, 2008, The Companys’ had no customers who accounted for 10% or more of gross accounts receivable or 10% or more of the net sales.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of its employees and consultants. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Dynamic Natural Resources, Inc. estimates that the fair value of all financial instruments at March 31, 2007 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

As of March 31, 2008 The Company is proven reserves were valued at $318,963.

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Smarts did not have direct-response advertising costs during the three months ended March 31, 2008 and 2007.

Accounting for Stock-based Compensation

The Companys’ accounts for and reports its stock-based employee compensation arrangements in accordance with the provisions of Financial Accounting Standards NO, 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”) which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. During 2008 or 2007, the company did not grant any stock options which would require a calculation as prescribed by SFAS No. 123R

Income Taxes

Dynamic records its federal and state income tax liability in accordance with Statement of Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes". Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes, using current tax rates. Deferred tax assets represent the expected benefits from net operating losses carried forward and general business credits that are available to offset future income taxes.

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

Note B - Income Taxes

For income tax purposes Dynamic had $23,563 of net operating losses for the three months ended March 31, 2008, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C- Related Party Transactions

There are no related party transactions.

Note D - Cash Flow Supplemental Information

Cash paid for interest during the three months ended March 31, 2008 amounted to $108.00.

During the quarter ended March 31, 2008 the company sold 972,857 shares for $24,300.

Note E - Other Assets

Other Assets consists of oil and gas properties and equipment.

Note F - Stockholders’ Equity

Issuance of Common Stock

During the quarter ended March 31, 2008 the company issued 972,857 shares for $24,300.

Common Stock Warrants

As of March 31, 2008 there were no stock warrants issued or outstanding.

Note G - Commitments and Contingencies

Operating Leases

Dynamic currently has no lease obligations other than for office rental.

Litigation

As of March 31, 2008, Dynamic did not have any outstanding legal issues outside of the ordinary course of business.

Note H - Subsequent Events

On April 1, 2008, the Company entered into a term sheet with Universal Tracking Solutions, Inc. (“UTS”), a Nevada corporation of which the Company holds a 31% stake, to acquire all outstanding shares and to merge UTS with a newly created subsidiary.

The Company issued 40,000,000 shares to shareholders of record as of September 15, 2006. The stock issuance was meant to compensate the affected shareholders for the Company’s announced distribution in September 2006 of its 4,000,000 shares of UTS. The UTS distribution was never consummated. However, the Company will own UTS if the current reverse-merger transaction with UTS is consummated, and the 2006 shareholders will hold an aggregate of 4,000,000 post-reverse split shares in the Company, the same amount of shares that they would have owned in UTS if the distribution had been consummated.

The Company also agreed to effect a 1:10 reverse-split of its common stock. The reverse-split was effected on April 16, 2008.

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

 Results of Operations

THREE MONTHS ENDED MARCH 31, 2008

Our net loss for three months ended March 31, 2008 was $23,563, compared to a net loss of $7,016 for the three months ended March 31, 2007. A discussion of our results of operations is as follows:

Revenues for the three months ended March 31, 2008 and 2007 were $0. Immaterial revenues have been generated since inception. However, we do anticipate revenue increases in 2008.

Our cost of services for the three months ended March 31, 2008 and 2007 were $0.

Operating expenses were $23,564 for the three months ended March 31, 2008, compared to $7,116 for the three months ended March 31, 2007. This expense is attributable to various administrative and professional fees.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $23,564 for the three months ended March 31, 2008 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As of March 31, 2008. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended March 31, 2008.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended March 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended March 31, 2008.

ITEM 5. OTHER INFORMATION

On April 1, 2008, the Company entered into a term sheet with Universal Tracking Solutions, Inc. (“UTS”), a Nevada corporation of which the Company holds a 31% stake, to acquire all outstanding shares and to merge UTS with a newly created subsidiary. The term sheet was approved by a majority of the Company’s shareholders.

The Company issued 40,000,000 shares to shareholders of record as of September 15, 2006. The stock issuance was meant to compensate the affected shareholders for the Company’s announced distribution in September 2006 of its 4,000,000 shares of UTS. The UTS distribution was never consummated. However, the Company will own UTS if the current reverse-merger transaction with UTS is consummated, and the 2006 shareholders will hold an aggregate of 4,000,000 post-reverse split shares in the Company, the same amount of shares that they would have owned in UTS if the distribution had been consummated.

The Company also agreed to effect a 1:10 reverse-split of its common stock. The reverse-split was effected on April 16, 2008.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the first quarter of 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Natural Resouces Inc.
Dated: 8/13/2008	/s/ Scott Masse
By: Scott Masse Chief Executive Officer

Dated: 8/13/2008	/s/ Gerald L. Schiano
By: Gerald L. Schiano Chief Financial Officer