Form 10QSB
period 2008-06-30
Dynamic Natural Resources Inc.
filed 2008-07-15
CIK 1349922

10QSB 1 form10qsb.htm FORM 10-Q SB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

(508) 463 6290
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

As of June 30, 2008 there were outstanding 3,084,034 shares of common stock, par value $0.001, and no shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Dynamic Natural Resources, Inc.

FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Dynamic Natural Resources, Inc.
Balance Sheet
June 30, 2008 and December 31, 2007

	2008	2007
ASSETS
Current Assets:
Cash	$2,897	$31
Accounts receivable	19,544	-
Note Receivable - Related Party	-	3,880
Other Current Assets	600	905
Total Current Assets	23,041	4,816

Property and Equipment, net	5,585	8,998

Other Assets:
Oil and gas Properties	315,524	337,707
Total other assets	315,524	337,707

Total Assets	$344,150	$351,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,073	$12,169
Loan from officer	6,000	-
Total Current Liabilities	10,073	12,169

Long term Liabilities
Notes Payable	12,916	12,604
Total Liabilities	22,989	24,773

Stockholders' Equity:
Common stock at $0.001 par value; 10,000,000 shares authorized; issued and outstanding: June 30, 2008 - 3,084,034 shares; December 31, 2007 – 26,497,000 Shares - Note F	3,084	2,649
Additional paid-in capital	956,716	932,850
Accumulated deficit	(638,639)	(608,751)
Stockholders’ Equity	321,161	326,748

Total Liabilities and Stockholders' Equity	$344,150	$351,521

See accompanying notes

See Page F-2

Dynamic Natural Resources, Inc.
Statement of Operations
For the Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$21,269	$1,164	$21,249	$1,164
Cost of Revenue	-	26,900	-	26,900
Gross Profit	21,269	(25,736)	21,249	(25,736)

Operating Expenses:
General and Administrative	22,206	3,694	40,677	7,517
Professional Fees	5,919	690	11,012	3,457
Miscellaneous Expense	-	-		526
Total Operating Expenses	28,125	4,384	51,689	11,500

Other Income (Expense):	534	(365,953)	554	(365,833)

Net Income (Loss)	($6,322)	($396,073)	($29,886)	($403,089)

Basic and diluted loss per share	($0.00)	($0.02)	($0.01)	($0.02)

Weighted average number of common shares outstanding	3,084,034	25,076,667	3,084,034	24,993,334

See accompanying notes

Dynamic Natural Resources, Inc.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Net loss	($29,886)	($403,089)
Adjustments to reconcile net loss to net cash flows from operating activities:	-
Depreciation	673	-
Changes in operating assets and liabilities:	(41,584)
Notes Receiveable, Related Party	-	19,531
Prepaid and other assets	305	-
Total adjustments	(40,606)	19,531

Net cash flows from operating activities	(70,492)	(388,558)

Cash Flows From Investing Activities
Purchases of property and equipment	2,741	-
Purchase and/or investment in oil and gas properties	(22,183)	345,596
Net cash flows from investing activities	(19,442)	345,596

Cash Flows From Financing Activities
Proceeds from sale of stock and working interests	86,800	100,000
Proceeds from shareholder loans	6,000	-
Net cash provided by financing activities	92,800	100,000

Net Change in Cash	2,866	62,038

Cash, Beginning of the Period	31	44,149

Cash, End of the Period	$2,897	$106,187

See accompanying notes

See accompanying notes to these financial statements.

DYNAMIC NATURAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMETS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

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

Certain terms that are commonly used in the oil and gas industry, including terms that define our rights and obligations with respect to our properties, are defined in the “Glossary of Certain Oil and Gas Terms” of this Form 10-QSB.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the six months ended June 30, 2008 have been included.

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

Accounts Receivable

The Company’s trade accounts receivable result from the sale of its services, The Company uses the allowance method to account for uncollectible accounts. Bad debt expense for the six months ended June 30 200 and 2008 was $0.

Concentration of Credit Risk

The Companys’ trade accounts receivable result from the sale of oil and gas to customers. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, and current economic trends.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of its employees and consultants. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Dynamic Natural Resources, Inc. estimates that the fair value of all financial instruments at June 30, 2008 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

 As of June 30, 2008 The Company’s proven reserves were valued at $315,524.

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. The company did not have direct-response advertising costs during the six months ended June 30, 2008 and 2007.

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

Note B - Income Taxes

For income tax purposes Dynamic had $6,322 of net operating losses for the three months ended June 30, 2008, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C- Related Party Transactions

There are no related party transactions.

Note D - Cash Flow Supplemental Information

Cash paid for interest during the three months ended June 20, 2008 amounted to $204.00.

During the quarter ended June 30, 2008 the company sold working interest shares for $62,500.

Note E - Other Assets

Other Assets consists of oil and gas properties.

Note F - Stockholders’ Equity

Issuance of Common Stock

During the quarter ended June 30, 2008 the company issued 3,370,483 shares. The stock issuance was in accordance with the terms of the company’s stock placements. These shares were issued pre 1 to 10 reverse split outlined below.

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

The Company also agreed to effect a 1:10 reverse-split of its common stock. The reverse-split was effected on April 16, 2008, at which time 30,840,340 shares became 3,084,034 shares.

Common Stock Warrants

As of June 30, 2008 there were no stock warrants issued or outstanding.

Note G - Commitments and Contingencies

Operating Leases

Dynamic currently has no lease obligations other than for office rental.

Litigation

 As of June 30, 2008, Dynamic did not have any outstanding legal issues outside of the ordinary course of business.

Note H - Subsequent Events

There are no subsequent events at this date.

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

The White Lease — The company acquired a total of 74% working interest in an oil lease located in Illinois. The lease, called the “White Lease” is situated on 40 acres of land, located in Edwards County. There is currently 1 well on the lease. This well was put back online by reworking the well as necessary, and rehabbing the pumping unit. The well produced about 120 barrels of oil when a subsequent problem shut the well down. In the near the well will return to production.

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

The Hinderlighter lease-  In December of 2007 the Company acquired 100 percent working interest in the Hinderliter lease. This lease has two wells located on it that were drilled in the early 1990’s. The lease consists of 80 acres located in Edwards County, IL. The operator controls 1/8 carried interest, and the landowner hold 3/16 carried interest. The company has sold 30 percent of it’s interest in the lease for capital.

The Anderson lease-  In April of 2008 the Company acquired 85 percent working interest in the Anderson lease. This lease has one well located on it The lease consists of 40 acres located in Edwards County, IL.

The Jack Kelsey lease-  In April of 2008 the Company acquired 100 percent working interest in the Jack Kelsey lease. This lease has one well located on it

Cautionary Statement Regarding Forward-looking Information

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

Results of Operations

THREE MONTHS ENDED June 30, 2008

Our net loss for three months ended June 30, 2008 was $6,322, compared to a net loss of $396,073 for the three months ended June 30, 2007. A discussion of our results of operations is as follows:

Revenues for the three months ended June 30, 2008 was $21,269 compared to $0 for the three months ended June 30, 2007. Immaterial revenues have been generated since inception. However, we do anticipate continued revenue increases in 2008.

Operating expenses were $28,125 for the three months ended June 30, 2008, compared to $4,384 for the three months ended June 30, 2007. This expense is attributable to various administrative and professional fees.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $6,322 for the three months ended June 30, 2008 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

Through June 30, 2008 the Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Dynamic Natural Resources Inc. is not currently involved with any legal proceedings and is not aware of any threatened actions.

 ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended June 30, 2008.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended June 30, 2088.

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

(b) Reports of Form 8-K

Reports were filed on Form 8-K in April and May of 2008.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Natural Resouces Inc.
Dated: 7/15/2008	/s/ Scott Masse
By: Scott Masse Chief Executive Officer

Dated: 7/15/2008	/s/ Gerald L. Schiano
By: Gerald L. Schiano Chief Financial Officer