Form 10-Q/A
period 2008-06-30
Dynamic Natural Resources Inc.
filed 2008-08-18
CIK 1349922

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

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Certain terms that are commonly used in the oil and gas industry, including terms that define our rights and obligations with respect to our properties, are defined in the “Glossary of Certain Oil and Gas Terms” of this Form 10-Q.

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