Form 10KSB/A
period 2007-12-31
Dynamic Natural Resources Inc.
filed 2008-08-19
CIK 1349922

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Dynamic Natural Resources Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated to the company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14( c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the company has investments in certain unconsolidated entities. As the company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its own operations.

The company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Dynamic Natural Resources, Inc.’s management is responsible for establishing and maintaining internal control over financial reporting for the Company. Dynamic Natural Resources, Inc.’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting of the Company includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairy reflect the transactions of the company.

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the Company; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion of improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The management of Dynamic Natural Resources Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 21, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal- Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the Company’s internal controls. Based on this assessment, management believe that as of December 21, 2007, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Management of the company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2007. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Signature	Title	Date
/s/ Scott Masse		August 18, 2008
Scott Masse	Chief Executive Officer and Director

/s/ Gerald Schiano		August 18, 2008
Gerald Schiano	Chief Financial Officer and Director

Exhibit Index

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
4.1	Specimen Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.
32.2	Certification pursuant to 18 U.S.C. Section 1350.

(1) incorporated by reference to Exhibit 3.1 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006

(2) incorporated by reference to Exhibit 3.2 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006

(3) incorporated by reference to Exhibit 4.1 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006