Form 10KSB/A
period 2007-12-31
Dynamic Natural Resources Inc.
filed 2008-09-12
CIK 1349922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-KSB

Amendment No. 2

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

The Registrant is filing this Amendment No. 2 to its Annual Report on form 10-KSB for the fiscal year ended December 31, 2007 to correct the results of the Registrant’s assessment of its disclosure controls and procedures under “Item8A. Controls and Procedures,” below, as of December 31, 2007. The Registrant originally reported that its disclosure controls and procedures were effective as December 31, 2007; however, due to the fact that the Registrant did not conduct and/or include a “Management’s Report on Internal Control Over Financial Reporting” in its original Annual Report filing on Form 10-KSB, the Registrant now believes that its disclosure controls and procedures were not effective as of December 31, 2007, and the revised “Item 8A. Controls and Procedures,” below reflects such change. Other than the section entitled “Item 8A. Controls and Procedures”, all of the other sections of this form 10-KSB/A remain the same as originally filed by the Registrant on April 15, 2008, and investors should review the Registrant’s most recent periodic and current report filings for updated information on the operations and financial condition of the Registrant.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a_15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

The reason we believe such disclosure controls and procedures were not effective is that he company failed to include its “Management’s Report on Internal Control Over Financial Reporting,” described below, in its original Annual Report on Form 10-KSB filing, which in of itself constitutes a material weakness in the Company’s disclosure controls and procedures.

The Company plans to allot sufficient time and resources to conduct its management’s review of internal control over financial reporting prior to the end of the fiscal year ended December 31, 2008, and to timely file its “Management’s Report on Internal Control Over Financial Reporting” in its Annual Report on Form 10-K for the year ended December 31, 2008.

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

Dynamic Natural Resources, Inc., a Nevada Corporation

Date: September 12, 2008	By:	/s/ Scott Masse
Scott Masse
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott Masse		September 12, 2008
Scott Masse	Chief Executive Officer and Director

/s/ Gerald Schiano		September 12, 2008
Gerald Schiano	Chief Financial Officer and Director

Exhibit Index

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
4.1	Specimen Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.
32.2	Certification pursuant to 18 U.S.C. Section 1350.

(1) incorporated by reference to Exhibit 3.1 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006

(2) incorporated by reference to Exhibit 3.2 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006

(3) incorporated by reference to Exhibit 4.1 of the Current report on Form SB-2/A, as filed with the SEC on March 2, 2006