Form 10-Q/A
period 2008-06-30
Dynamic Natural Resources Inc.
filed 2008-09-12
CIK 1349922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Amendment Number 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 30, 2008 there were outstanding 3,084,034 shares of common stock, par value $0.001, and no shares of preferred stock.

The Registrant, Dynamic Natural Resources Inc., amended the second quarter filing for 2008 to reflect the correct use of form 10Q rather than the previously submitted 10QSB. The amendment also noted a submission of matters to shareholders see item 4.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On April 1, 2008 a majority of the shareholders, did adopt resolutions, after consideration of the merits, to acquire all outstanding shares and to merge Universal tracking Solutions, Inc. (“UTS”). See Item 5 below for further detail.

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

Dynamic Natural Resouces Inc.
Dated: 9/12/2008	/s/ Scott Masse
By: Scott Masse Chief Executive Officer

Dated: 9/12/2008	/s/ Gerald L. Schiano
By: Gerald L. Schiano Chief Financial Officer