Form 10-Q
period 2008-09-30
UNIVERSAL TRACKING SOLUTIONS, INC
filed 2008-11-13
CIK 1349922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of September 30, 2008 there were outstanding 3,084,034 shares of common stock, par value $0.001, and no shares of preferred stock.

Dynamic Natural Resources, Inc.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Dynamic Natural Resources, Inc. Balance Sheet September 30, 2008 and December 31, 2007
	2008	2007
ASSETS
Current Assets:
Cash	$1,027	$31
Accounts receivable	-	-
Note Receivable - Related Party	-	3,880
Other Current Assets	_	905
Total Current Assets	1,027	4,816

Property and Equipment, net	1,495	8,998

Other Assets:
Oil and gas Properties Net of
Accumulated Amortization	150,000	337,707
Total other assets	150,000	337,707

Total Assets	$152,522	$351,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,154	$12,169
Loan from officer	6,000	-
Total Current Liabilities	14,154	12,169

Long term Liabilities
Notes Payable	13,020	12,604
Total Liabilities	27,174	24,773

Stockholders' Equity:
Common stock at $0.001 par value; 10,000,000 shares authorized; issued and outstanding: September 30, 2008 - 3,084,034 shares; December 31, 2007 – 26,497,000 Shares - Note F	3,084	2,649
Additional paid-in capital	956,716	932,850
Accumulated deficit	(834,452)	(608,751)
Stockholders’ Equity	125,348	326,748

Total Liabilities and Stockholders' Equity	$152,522	$351,521

 See accompanying notes

Dynamic Natural Resources, Inc.
Statement of Operations
For the Three and Nine Months Ended June 30, 2008 and 2007
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Revenue	$1,215		$23,019	$1,164
Cost of Revenue				26,900
Gross Profit	$1,215		$23,019	(25,736)

Operating Expenses:
General and Administrative	12,053	24,833	52,730	32,350
Professional Fees	4,914	2,058	15,926	5,515
Miscellaneous Expense	-	-	-	526
Total Operating Expenses	16,967	26,891	68,656	38,391

Other Income (Expense):	(180,063)	243	(180,063)	(365,610)

Net Income (Loss)	($195,815)	($26,648)	($225,700)	($429,737)

Basic and diluted loss per share	($0.06)	($0.00)	($0.07)	($0.01)

Weighted average number of common shares outstanding	3,084,034	25,840,000	3,084,034	35,465,714

See accompanying notes

Dynamic Natural Resources, Inc.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Net loss	($225,700)	($429,737)
Adjustments to reconcile net loss to net cash flows from operating activities:	-	1
Depreciation	(100)	-
Changes in operating assets and liabilities	3,581
Notes Receiveable, Related Party	6,000	17,622
Prepaid and other assets	305	(610)
Accounts Payable	(4,015)	12,094
Total adjustments	5,771	29,106

Net cash flows from operating activities	(39,866)	(400,630)

Cash Flows From Investing Activities
Purchases of property and equipment Security Deposit	600	(9,172) (600)
Purchase and/or investment in oil and gas properties	180,063	255,854
Net cash flows from investing activities	180,663	246,082

Cash Flows From Financing Activities
Proceeds from sale of stock and working interests	39,950	112,500
Note Payable	312
Proceeds from shareholder loans		12,500
Net cash provided by financing activities	40,262	125,000

Net Change in Cash	996	(29,548)

Cash, Beginning of the Period	31	44,149

Cash, End of the Period	$1,027	$14,601

See accompanying notes

DYNAMIC NATURAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMETS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

Our principal executive office is located at 78 South Street Wrentham, MA, 02093, and our telephone number is 508-463-6290. We currently have two employees, both officers of the Company, and work primarily through independent contractors to operate and manage our lease interests. Our common stock is traded on the OTCBB under the ticker symbol “DYNI”. Our website address is www.dynamicnaturalresources.com.

Certain terms that are commonly used in the oil and gas industry, including terms that define our rights and obligations with respect to our properties, are defined in the “Glossary of Certain Oil and Gas Terms” of this Form 10-Q.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the nine months ended September 30, 2008 have been included.

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

Accounts Receivable

The Company’s trade accounts receivable result from the sale of its services, The Company uses the allowance method to account for uncollectible accounts. Bad debt expense for the nine months ended September 30, 2008 and 2007 was $0.

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

Financial Instruments

Dynamic Natural Resources, Inc. estimates that the fair value of all financial instruments at September 30, 2008, do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

As of September 30, 2008 The Company reduced it’s estimate of proven oil and gas reserves by $180,063.

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. The company did not have direct-response advertising costs during the nine months ended September 30, 2008 and 2007.

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

Note B - Income Taxes

For income tax purposes Dynamic had $15,752 of net operating losses for the three months ended September 30, 2008, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C- Related Party Transactions

Effective October 8, 2008, Dynamic Natural Resources Inc., a Nevada corporation (the “Company”) acquired Universal Tracking Solutions, Inc., a Nevada corporation (“UTS”) in a transaction in which UTS was merged with a subsidiary of the Company created for this purpose. The former shareholders of UTS exchanged 100% of their UTS common stock for a collective 50% ownership stake in the Company. UTS also appointed two persons to the Company’s board of directors. The transaction has been approved by the majority shareholders of the Company and by UTS’ shareholders. The result of the share exchange is that UTS became a wholly-owned subsidiary of the Company, and the Company now has a total of five directors.

Note D - Cash Flow Supplemental Information

Interest expense during the three months ended September 30, 2008 amounted to $104.00.

During the quarter ended September 30, 2008 the company sold working interest shares for $39,950.

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

Common Stock Warrants

As of September 30, 2008 there were no stock warrants issued or outstanding.

Note G - Commitments and Contingencies

Operating Leases

Dynamic currently has no lease obligations.

Litigation

As of September 30, 2008, Dynamic did not have any outstanding legal issues outside of the ordinary course of business.

Note H - Subsequent Events

Effective October 8, 2008, Dynamic Natural Resources Inc., a Nevada corporation (the “Company”) acquired Universal Tracking Solutions, Inc., a Nevada corporation (“UTS”) in a transaction in which UTS was merged with a subsidiary of the Company created for this purpose. The former shareholders of UTS exchanged 100% of their UTS common stock for a collective 50% ownership stake in the Company. UTS also appointed two persons to the Company’s board of directors. The transaction has been approved by the majority shareholders of the Company and by UTS’ shareholders. The result of the share exchange is that UTS became a wholly-owned subsidiary of the Company, and the Company now has a total of five directors.

Effective October 31, 2008, Dynamic Natural Resources Inc., a Nevada corporation (the “Company”) changed the name of the company to Universal Tracking Solutions, Inc., a Nevada corporation (“UTS”). The change has been approved by the majority shareholders of the Company and by UTS’ shareholders.

Following is pro forma consolidated condensed financial information giving effect to the above transaction:

DYNAMIC NATURAL RESOURCES, INC.

UNAUDITED PRO FORMA BALANCE SHEET

September 30, 2008

	DYNI	UTS	ADJ DEBIT/CRE	PRO FORMA
ASSETS
Current Assets:
Cash	$1,027	$20,921		$21,948
Accounts Receivable	-	104,350		104,350
Other Current Assets	-	38,485		38,485
Total Current Assets	1,027	163,756		164,783

Property & Equipment Net	1,495	1,262		2,757

Other Assets:
Oil and Gas Properties Net of
Accumulated Amortization	150,000	78,792		228,792
Total other Assets	150,000	78,792		228,792

TOTAL ASSETS	$152,522	$243,810		$396,332

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities: Note payable related party	$6,000	$20,000		$26,000
Accounts Payable	8,154	71,840		79,994
Accrued Liabilities		101,314		101,314
Total Current Liabilities	14,154	193,154		207,308

Long Term Liabilities	13,020	96,005		109,025

TOTAL LIABILITIES	27,174	289,159		316,333

Stockholders Equity (Deficit)
Common stock at $0.0001 par value; 100,000,000 shares authorized; issued and outstanding: 14,166,533 shares	3,084	1,111	(2,778)	1,417
Additional paid-in capital	956,716	466,819	2,778	1,426,313
Accumulated deficit	(834,452)	(513,279)		(1,347,731))

Stockholders’ Equity (Deficit)	125,348	(45,349)		79,999

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$152,522	$243,810		$396,332

DYNAMIC NATURAL RESOURCES, INC.

UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2008

	DYNI	UTS	ADJ DEBIT/CRE	PRO FORMA
Revenue	$23,019	$971,694		$994,713
Cost of Revenue	-	606,806		606,806
Gross Profit	23,019	364,888		387,907

Operation Expenses:
General and Administrative	52,730	368,947		421,677
Professional Fees	15,926	-		15,926
Total operating Expenses	68,656	368,947		437,603
Other Income (expense)	(180,063)	5		(180,058)
Net Income (Loss)	$(225,700)	$(4,054)		$(229,754)

Basic and Diluted net Income (loss) per share	$(0.07)	$0.00		$(0.02)

Weighted Average Number of Shares used in Calculation Basic and Diluted Net income (loss) Per share	3,084,034	11,082,500		14,166,534

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

The following is a description of our oil and gas exploration and production assets and activities:

The Earhardt Lease - In September of 2007 the company acquired a 97% working interest in an oil lease located in Illinois. The lease, called the “Earhardt Lease” is situated on 80 acres of land, located in Edwards County. There are currently 2 wells on the lease. These wells will be put back online by reworking as necessary, and installing pumping units on the existing wells. No production has been generated by the lease to date.

The White Lease - The company acquired a total of 74% working interest in an oil lease located in Illinois. The lease, called the “White Lease” is situated on 40 acres of land, located in Edwards County. There is currently 1 well on the lease. This well was put back online by reworking the well as necessary, and rehabbing the pumping unit. The well produced about 120 barrels of oil when a subsequent problem shut the well down. In the near the well will return to production.

The Kelsey Pierce, School and Weber Leases - In August of 2007 the company acquired working interests in other oil leases located in Illinois. The leases, called the “Kelsey Pierce Lease”, “Weber Lease” and the “School Lease” are in Edwards County. There are currently 7 wells on the leases. Three of the wells have been put back online by reworking the wells as necessary, and rehabbing the pumping units as needed.

The Hinderlighter Lease -  In December of 2007 the Company acquired 100 percent working interest in the Hinderlighter lease. This lease has two wells located on it that were drilled in the early 1990’s. The lease consists of 80 acres located in Edwards County, IL. The operator controls 1/8 carried interest, and the landowner hold 3/16 carried interest. The company has sold 30 percent of it’s interest in the lease for capital.

The Anderson Lease -  In April of 2008 the Company acquired 85 percent working interest in the Anderson lease. This lease has one well located on it The lease consists of 40 acres located in Edwards County, IL.

The Jack Kelsey Lease -  In April of 2008 the Company acquired 100 percent working interest in the Jack Kelsey lease. This lease has one well located on it .

The Childcraft Lease -  In July of 2008 the Company acquired 100 percent working interest in the Childcraft lease. This lease has three wells located on it.

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

Results of Operations

THREE MONTHS ENDED September 30, 2008

Our net loss for three months ended September 30, 2008 was $195,815, compared to a net loss of $26,648 for the three months ended September 30, 2007. A discussion of our results of operations is as follows:

Revenues for the three months ended September 30, 2008 was $1,215 compared to $0 for the three months ended June 30, 2007. Immaterial revenues have been generated since inception.

Operating expenses were $16,967 for the three months ended September 30, 2008, compared to $26,891 for the three months ended September 30, 2007. This expense is attributable to various administrative and professional fees.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $195,815 for the three months ended September 30, 2008 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

Through September 30, 2008 the Company has incurred losses and has been dependent upon the financial support of stockholders, management and other parties.

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

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Dynamic Natural Resources Inc. is not currently involved with any legal proceedings and is not aware of any threatened actions.

 ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended September 30, 2008.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended September 30, 2008.

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

Effective October 8, 2008, Dynamic Natural Resources Inc., a Nevada corporation (the “Company”) acquired Universal Tracking Solutions, Inc., a Nevada corporation (“UTS”) in a transaction in which UTS was merged with a subsidiary of the Company created for this purpose. The former shareholders of UTS exchanged 100% of their UTS common stock for a collective 50% ownership stake in the Company. UTS also appointed two persons to the Company’s board of directors. The transaction has been approved by the majority shareholders of the Company and by UTS’ shareholders. The result of the share exchange is that UTS became a wholly-owned subsidiary of the Company, and the Company now has a total of five directors.

Effective October 31, 2008, Dynamic Natural Resources Inc., a Nevada corporation (the “Company”) changed the name of the company to Universal Tracking Solutions, Inc., a Nevada corporation (“UTS”). The change has been approved by the majority shareholders of the Company and by UTS’ shareholders.

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

(b) Reports of Form 8-K

Reports were filed on Form 8-K in October of 2008.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Natural Resouces Inc.
Dated: 11/10/2008	/s/ Scott Masse
By: Scott Masse Chief Executive Officer

Dated: 11/10/2008	/s/ Gerald L. Schiano
By: Gerald L. Schiano Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Scott Masse, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dynamic Natural Resources, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any changes in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

5.

The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: November 10, 2008	/s/ Scott Masse
Scott Masse
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gerald Schiano, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dynamic Natural Resources, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any changes in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

5.

The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: November 10, 2008	/s/ Gerald Schiano
Gerald Schiano
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Scott Masse, the Chief Executive Officer of Dynamic Natural Resources, Inc. (the “Company”), individually, has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 (the “Report”).

The undersigned hereby certifies that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of September 30, 2007 (the last day of the period covered by this Report).

IN WITNESS WHEREOF, the undersigned have executed this Certification as of this 10th day of November, 2008.

/s/ Scott Masse
Scott Masse,
Chief Executive Officer
November 10, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Gerald Schiano, the Chief Financial Officer of Dynamic Natural Resources, Inc. (the “Company”), individually, has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 (the “Report”).

The undersigned hereby certifies that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of September 30, 2007 (the last day of the period covered by this Report).

IN WITNESS WHEREOF, the undersigned have executed this Certification as of this 10th day of November 2008.

/s/ Gerald Schiano
Gerald Schiano,
Chief Financial Officer
November 10, 2008