Form 10-K
period 2010-12-31
UNIVERSAL TRACKING SOLUTIONS, INC
filed 2011-01-28
CIK 1349922

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-131224

UNIVERSAL TRACKING SOLUTIONS, INC.
(Name of small business issuer in its charter)

Nevada	20-5249860
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3317 S. Higley Road, Suite 114-475 Gilbert, AZ	85297
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 877-279-8877

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2010 was 20,124,373 shares, all of one class, $0.0001 par value per share.

The Registrant’s common stock is currently listed on the Pink Sheets under the symbol UTRK. As of December 31, 2010, it was trading at $0.0013. Accordingly, the aggregate “market value” of the outstanding shares held by non-affiliates, based upon the price listed on the Pink Sheets on December 31, 2010, is $14,970.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

UNIVERSAL TRACKING, INC.
TABLE OF CONTENTS

PART I
Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1. BUSINESS

Merger

On May 2, 2008, the shareholders of UTS entered into a share exchange agreement with Dynamic Merger Shell, Inc. (later amended to substitute Dynamic Merger Sub, Inc.), a wholly-owned subsidiary of the Issuer. The share exchange agreement is included in a 14C filed with the Securities and Exchange Commission on September 18, 2008. The acquisition of UTS as a subsidiary of the Issuer was consummated on October 8, 2008.

The Share Exchange Agreement between Dynamic and the Shareholders of Universal Tracking Solutions, Inc. (the “Plan of Share Exchange”) generally provides for the following:

1)
Universal Tracking Solutions, Inc. will become a wholly-owned subsidiary of Dynamic Natural Resources, Inc. upon the execution of the terms of the Plan of Share Exchange and compliance with the requirements of the laws of Nevada with respect to share exchange transactions;

2)
Dynamic Natural Resources, Inc. shall issue and deliver to UTS shareholders Seven Million Eighty-Two Thousand Five Hundred (7,082,500) shares of Dynamic’s validly issued, fully-paid and non-assessable restricted Common Stock, $0.0001 par value per share in exchange for UTS’ shareholders’ transfer of their 64% ownership interest in UTS or 7,082,500 book entry shares of UTS common stock, $0.0001 par value per share (the "UTS Shares") constituting all of the issued and outstanding capital stock of UTS not owned by Dynamic Natural Resources, Inc., upon the terms, provisions, and conditions and for the consideration hereinafter set forth in the Share Exchange Agreement, and thereby making UTS a wholly-owned subsidiary of the Issuer;

3)
Upon the effectiveness of the Plan of Share Exchange, each outstanding share of Universal Tracking Solutions, Inc. will be converted into a single share of Dynamic Natural Resources, Inc. without any action on the part of the holder thereof; and

4)	The Plan of Share Exchange shall be effected by the filing of respective articles and plans of share exchange with the State of Nevada Secretary of State.

5)
Dynamic Common Stock Certificates will be distributed after the Effective Date of the Plan of Share Exchange.  The Effective Date will occur at least 20 days after the filing of an Information Statement with the SEC and at least 10 days after mailing of the Information Statement to the Issuer’s shareholders.

6)	UTS shareholders of record as of May 1, 2008 are eligible to participate in the share exchange.

The determination of the exchange ratio in the share exchange was based on the relative degree of control UTS’ controlling shareholders agreed to relinquish in exchange for the potential benefits that ownership of a public issuer may offer, on the one hand, and, on the other hand, the assurance of continued opportunities to increase the value of Issuer holdings.

At the Effective Date of the share exchange, holders of UTS common stock ceased to be stockholders of UTS and will no longer have any rights as UTS stockholders, other than the right to receive the applicable consideration in the share exchange.  After the Effective Date, there will be no transfers on UTS’ stock transfer books of any shares of UTS common stock.

The term sheet also contained a condition precedent to the Share Exchange Agreement that the Issuer shall have effected a reverse split of its common stock and have issued a stock dividend to the September 15, 2006 shareholders of the Issuer. These actions occurred in April 2008.

Changes to the Board of Directors and Executive Officers

Effective April 2010, the Board of Directors accepted the resignation of Mr. Terry Horne. Keith A. Tench and Daniel Seifer are currently the only officers and directors.

Accounting Treatment

The merger was accounted for as a reverse acquisition and recapitalization. UTS is the acquirer for accounting purposes and Dynamic is the issuer. Accordingly, UTS’ historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. Operations prior to the transaction are those of UTS. Earnings per share for the period prior to the transaction are restated to reflect the equivalent number of shares outstanding.

The Company

Universal Tracking Solutions, Inc. was incorporated on July 19, 2006 in the state of Nevada (hereinafter “UTS”, “we”, “us”, or the “Company”). UTS is a provider of Global Positioning Satellite (“GPS”) asset tracking systems. Our systems are typically applied to monitor fleets of motor vehicles.

UTS produces and services a world wide web-based asset tracking technology primarily designed to track the location, speed, and heading of a customer’s motor vehicle in real time. Customers purchase and install our monitoring device in their motor vehicle.  Using integrated GPS and wireless communications technologies, the device broadcasts data to UTS. Customers then use our proprietary web site to remotely monitor and control their motor vehicle containing the UTS device, whether the vehicle is in authorized or unauthorized use.

UTS’ software platform can be customized to the customer’s needs. Our applications and code are written on an open interface so we can integrate with legacy systems worldwide. Key features of our GPS tracking systems include:

• Real-time location tracking
• Historical location tracking
• Alarm monitoring
• Device configuration
• System configuration

The market for GPS tracking technologies is growing. While we currently target our products to the automotive segment of the GPS market, our products and services can be used to track any physical object in which our monitoring box can be installed. Our tracking units can be used as an effective asset management solution to a variety of organizations seeking to track assets.

UTS targets mid-level enterprise customers who have fleets of trucks, trailers, delivery vans, heavy equipment, generators, and mobile mini storage units. Our target industries include: construction, electrical, transportation, plumbing, delivery and government. In Mexico our target industries include all of the above plus vehicle theft and personal safety applications.

Products and Services

The physical product is a small black box, approximately 2.6”W x 3.5”L x 1.05”H. It operates by two modems inside the unit. The GPS modem captures the location, speed, heading while the memory in the box, captures runtime, start/stop and other types of data requested by the customer. The cellular modem then transmits all that data back to our server via GPRS or CDMA which is then accessible to the customer to view.

We currently offer two main products. First is a fleet tracking device that can perform all of the services that we offer. The second is a finance or dealership product that performs a limited number of functions. Generally, starter disable and GPS location when a vehicle needs to be recovered.

UTS provides customers with an installation guide and wiring harness. Once the unit is installed, customers use the product by going to our website, www.totallocate.com, and entering in a login and password that they select and their vehicles will all be accessible for tracking. In addition to tracking and monitoring a vehicle, customers can also control certain functions. For example, our services can include:

•	GPS Location determined through the Internet
•	Lock and unlock doors
•	Enable and disable starter
•	Low battery and oil level notification
•	Speed and direction detection
•	Real time stolen vehicle location
•	Alarm functions
•	Outside of boundary notification (Geofence)
•	Start/Stop reports
•	Idle Alerts
•	Engine Hour run time

The software support tools that we offer start with a Diagnostics application that the customer can run for any unit in their fleet. The support application will tell them if the unit is not receiving a strong GPRS or GPS signal, the power voltage is too low to properly power the unit and if their a malfunction of some type with the unit.

UTS also offers 24/7 online email and interactive software support tool that can be accessed by all of our customers, as well as a support staff on hand that can go to a customer’s site and troubleshoot problems if necessary.

Typical Revenue Producing Transaction

UTS sells GPS tracking units and provides on going services and support related to the units. Revues are generated from both the sale of the unit, as well as the on going maintenance and support the products. Approximately 70% of our sales are recurring in nature. Once a unit is sold, the customer pays a monthly monitoring fee to stay connected to their units, similar to a security monitoring or cellular phone fee. Our monthly plans range from $12 - $49.99 depending on the size of the fleet and the extent of the tracking servicesprovided.

We recognize revenue at the time that all services have been substantially completed.

Strategic Relationships

UTS has several distribution partners who are strategically focused on large scale applications. We are also working with master distributors to expand out point of presence in the marketplace. A copy of our distribution agreement is included in the exhibits. Partnering with companies who have experience selling into verticals such as finance, construction, fleet and automotive has been our focus as we move further toward creating a niche in the marketplace. UTS also has strategic relationships with a variety of vendors who supply various products and software support. This includes the manufacturing of our tracking units, mapping software, cellular coverage, etc.

Our distribution partners are assigned exclusive territories and are required to maintain a minimum number of unit sales, per quarter, in order to maintain exclusivity in their assigned territories. These relationships can be terminated upon the proper written notice, or due to failure to meet specific quarterly sales.

UTS currently has approximately 26 distributors nationwide to sell our product direct to customers. UTS also has an internal sales force, consisting of five employees, that sells directly to larger customers.

The Market

The market for GPS tracking technologies is large. While we currently target our products to the automotive segment of the GPS market, our products and services can be used to track any assets. Our tracking units can be used as an effective asset management solutions to a variety of organizations seeking to track assets.

Our customer base is spread throughout the United States. Our current focus is in the West and Southwest United States. We currently have over 650 units in service.

Competition

Several competitors or potential competitors are marketing or have announced the development of products, including those that are based on GPS technology. We also believe that makers of auto theft prevention devices and GPS devices can be viewed as competition. Several of the competitors and potential entrants into the vehicle tracking market have greater resources than we do. In addition, there can be no assurance that a competitor will not develop a system which would compete with or be superior to our systems.

We believe that we face competition from companies selling similar tracking products such as LoJack® and OnStar®, vehicle alarms and third party warranty and insurance products; not because the products are comparable to the products we offer, but because they are competing for available consumer funds in the automobile security and tracking products after-market.

Unlike other competitors in the market, UTS is web based and allows users to pinpoint location, speed, direction, as well as manage complex fleet solutions from any web based environment. Additionally, we offer a customized package of hardware and software services rather than are packaged solution.

Employees

UTS currently has 5 full-time employees. UTS also utilizes both internal and independent sales forces, as well as a varying number of independent dealers. UTS has 15 dealers in the United States and 4 in Mexico who purchase devices and service from the Company at  wholesale rates and resell the product under their own companies name and affiliation. The dealers can also sell under the UTS company affiliation and utilize existing marketing materials.  The internal sales force sells to and supports these dealers. The internal sales force also sells directly to businesses nationwide.

Our Offices

Our executive offices are located at 3317 S. Higley Rd., Suite 114-475, Gilbert, AZ 85297. Out telephone number is 877-279-8877. Our executive offices are leased on a quarter-by-quarter basis. Payments are made in advance and there are no on-going lease obligations. The current lease rate is $1,200 per month.

ITEM 1A – RISK FACTORS

Risks Related to the Business

We make estimates of our future in forward-looking statements

The statements contained in this prospectus that are not historical fact are "forward-looking statements," which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates," the negatives thereof or other variations thereon or comparable terminology, and include statements as to the intent, belief or current our expectations with respect to the future operations, performance or position. These forward-looking statements are predictions. We cannot assure you that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these forward-looking statements are based upon a variety of assumptions relating to our business, which, although currently considered reasonable by us, may not be realized. Because of the number and range of the assumptions underlying our forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this prospectus. These forward-looking statements are based on current information and expectation, and we assume no obligation to update them at any stage. Therefore, our actual experience and results achieved during the period covered by any particular forward-looking statement may differ substantially from those anticipated. Consequently, the inclusion of forward-looking statements should not be regarded as a representation by us or any other person that these estimates will be realized, and actual results may vary materially. We can not assure that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Our growth depends in part on the development, production and market acceptance of new products which we cannot assure will happen successfully.

To maintain competitiveness in our industry we must support and enhance our existing products and develop new products in response to market demands. Product development involves a high degree of risk and uncertainty due to unforeseen difficulties and costs. We may not be successful in developing, marketing and releasing new products that we believe are necessary to respond to technological developments, evolving industry standards or changing customer requirements. In addition, our new product enhancements may not adequately meet the requirements of the marketplace and may not achieve the broad market acceptance necessary to generate significant revenues. If the release date of any future products or enhancements is delayed, or if these products or enhancements fail to achieve market acceptance when released, our revenues may decrease, we may not be able to recover our costs and our competitive position may be harmed.

Repeat sales to existing customers will occur so long as our customers acquire new vehicles and purchase our tracking system for the newly acquired vehicle.

One tracking device is installed per vehicle.  Repeat sales to existing customers will reasonably occur when the customer acquires an additional vehicle and chooses to install our tracking device in the newly acquired vehicle. We may Therefore, we experience customer fleet saturation

Economic downturns could reduce the level of consumer spending within the automobile industry, which could adversely affect demand for our products and services.

Consumer spending in the automobile industry is often discretionary and may decline during economic downturns, when consumers have less disposable income. Our primary focus for domestic growth involves increasing our sales through existing automobile dealer channels and markets. Consequently, any change in general economic conditions resulting in a significant decrease in dealer automobile sales could adversely impact our future revenues and earnings.

If a court determines that our technology infringes on third parties’ intellectual property, we will likely face significant costs and we may lose our rights to the technology, which would harm our business.

We may be subject to infringement claims as the number of products and competitors in our industry grows. It is possible that we will inadvertently violate the intellectual property rights of other parties and those third parties may choose to assert infringement claims against us. If we are unsuccessful in any litigation based on a claim of infringement, in addition to exposure to substantial damages, we could be required to expend considerable resources to modify our products, to develop non-infringing technology or to obtain licenses to permit our continued use of the technology that is the subject matter of the litigation. If we are unsuccessful at these endeavors we may be enjoined from using the technology subject to the infringement claim which, depending on its importance to our product line and business, could cause us to incur substantial liabilities and could adversely affect our profits, perhaps significantly. In addition, any future litigation to defend ourselves against allegations that we have infringed the rights of others could result in substantial costs to us, impede the development and sale of the affected product or intellectual property and divert the efforts of our technical and management personnel, even if we ultimately prevail.

We depend on a limited number of third parties to manufacture and supply infrastructure components for our principal products. If our suppliers cannot provide the components or services we require, our ability to market and sell our products could be harmed.

Currently we rely on suppliers to manufacture our products. If our suppliers fails to supply these components in a timely manner that meet our quantity, quality or cost requirements, or technical specifications, we cannot be assured that we will be able to access alternative sources of these components within a reasonable period of time or at commercially reasonable rates. A reduction or interruption in supply of products that we purchase from our suppliers, or a significant increase in the price of these units, could have a material adverse effect on our marketing and sales initiatives regarding our products, which would hurt our business objectives and financial results.

As a public company, our administrative costs will be significantly higher than they are now, which will make it more difficult for us to be profitable and cash flow positive. Difficulties in complying with the Sarbanes-Oxley Act and other legal and accounting requirements applicable to public companies could affect our market value.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Expenses as a result of our being a public company include additional amounts for legal and accounting services, transfer agent fees, additional insurance costs, printing and filing fees and fees for investor and public relations.

The timing and amount of capital requirements are not entirely within our control and cannot accurately be predicted and as a result, we may not be able to raise capital in time to satisfy our needs.

If we do not increase our revenue significantly we may need to procure additional financing. If capital is required, we may require financing sooner than anticipated. We have no commitments for financing, and we cannot be sure that any financing would be available in a timely manner, on terms acceptable to us, or at all. Further, any equity financing could reduce ownership of existing shareholders and any borrowed money could involve restrictions on future capital raising activities and other financial and operational matters. If we were unable to obtain financing as needed, we could be bankrupt.

We compete with numerous larger competitors, many of which are better financed and have a stronger presence in the industry than ourselves.

As many of these firms have significantly stronger name recognition than ourselves, they are in a position to quickly attract clients which are in need of products and services thus adversely impacting our potential pool of clients. Our sales and marketing structure is not proprietary and it would not be difficult for a company to offer similar services. Further, entry into the marketplace by new competitors is relatively easy especially considering their existing presences and their greater resources for financing, advertising and marketing.

We have a limited operating history and have losses which we expect to continue in the future. As a result, we may have to suspend or cease operations.

We were incorporated on July 19, 2006. Thus, we have little operating history upon which an evaluation of our future success or failure can be made. We have generated minimal revenue since our inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to procure new business and generate revenues.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because our minimum operating expenses continue to exceed our projected revenues. Our failure to generate sufficient revenues in the future may cause us to suspend or cease operations.

We are dependent on the services of key employees; do not have written employment agreements with them or have their lives insured, and their departure could have a material adverse effect upon us.

We have key employees that are an integral part of our business, and we do not have written employment agreements with them. There can be no assurance that these employees will remain with us. In the event that we were to lose any of these employees, there can be no assurances that we would be able to retain qualified staff. Further, we do not maintain any key man life insurance policies on our officers and/or directors. Therefore, the loss of the service of either of our employees could have a material adverse effect upon us.

We may not be able to generate adequate revenue to meet our obligations and fund our operating expenses.

Even if we raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.

UTS has substantially no financial resources which makes it difficult for us to raise capital or other financing. Absent financial resources, we will be unable to undertake programs designed to execute our business plan or expand our business.

UTS has extremely limited financial resources and has not established a source of equity or debt financing. If we are unable to generate additional revenue or obtain financing or if the financing we do obtain is insufficient, we will be unable to commence revenue producing operations or expand operations.

Keith Tench, our chief executive officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis is dependent to a significant degree upon others.

Keith Tench has no meaningful financial reporting education or experience. They are heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) but unissued (79,875,627) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) but unissued (79,875,927) common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation as amended to date allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability. These provisions may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefore, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Our stock is subject to the penny stock regulations and restrictions pertaining to low priced stocks that create a lack of liquidity and make trading difficult or impossible.

The trading of our securities is currently on the pink sheets. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of our shareholders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become actively publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, if they trade at all, will be subject to such penny stock rules for the foreseeable future, and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We do not expect to pay cash dividends in the foreseeable future

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the NASDAQ Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of our limited resources and personnel, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. We are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

Our executive offices are located at 3317 S. Higley Rd., Suite 114-475, Gilbert, AZ 85297. Out telephone number is 877-279-8877. Our executive offices are leased on a quarter-by-quarter basis. Payments are made in advance and there are no on-going lease obligations. The current lease rate is $1,200 per month.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders.

Part II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

The trading symbol for our common stock is UTRK. However, there is currently no trading market for the shares of our common stock.  We are in the process of completing the filings required to become trading on the Pink Sheets. However, there is no guarantee that we will complete or meet the necessary requirements to begin trading.

As of the close of business on December 31, 2010, there were 217 stockholders of record of our common stock, and 20,124,373 shares were issued and outstanding.

Dividend Policy

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

Recent Sales of Unregistered Securities

We had no sales of unregistered securities.

Purchases of Equity Securities

We made no purchases of our common stock.

Equity Compensation Plan Information

We currently have no Stock Incentive Plan.

ITEM 6 - SELECTED FINANCIAL DATA

Balance Sheet Data December 31, 2010

Total Current Assets	88,847
Property and Equipment, net	1,738
Total other assets	35,069
Total Assets	125,654

Total Current Liabilities	158,984
Total Long Term Liabilities	52,984
Stockholders’ Equity	(86,314)
Total Liabilities and Stockholders' Equity (Deficit)	$125,654

Income Statement Data Year Ended December 31, 2010

Revenue	$553,603
Cost of Revenue	341,442
Gross Profit	212,161
Total Operating Expenses	203,286
Total Other (Expense)	(652)
Net (Loss)	$8,223

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this annual report on Form 10-K are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•	our future operating results,
•	our business prospects,
•	our contractual arrangements and relationships with third parties,
•	the dependence of our future success on the general economy and its impact on the industries in which we may be involved,
•	the adequacy of our cash resources and working capital, and
•	other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-K. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

 Results of Operations

Results of Operations 2010 to 2009

We recognize revenues at the time that all services have been substantially completed or products have been delivered.

Revenue for the year ended December 31, 2010 was $553,603, a decrease of $254,971 over 2009. The decrease in Sales is attributable to our limited marketing efforts in 2010 due to decreased working capital.

Our cost of sales was $341,442 in 2010, compared to $560,005 in 2009. This decrease is partially attributable to the decrease in revenue. As a percent of Sales, our costs decrease from approximately 69% to 62%.

Our operating expenses were $203,286 in 2010, a decrease of $66,915. This decrease is attributable to the decrease in sales. As a percent of sales, our operating expenses increased slightly from 33% in 2009 to 37% in 2010. This is attributable to the fixed nature of our operating expenses.

Other income (expense) was $(652) in 2010 and $(6,234) in 2009.

As a result of the above, the net income for the year ended December 31, 2010 was $8,223, compared to a net loss of $27,866 in 2009.

Please refer to our financial statements, beginning on Page F-1, for additional details pertaining to our operations.

Seasonality

We have not noted a significant seasonal impact in our business.

Liquidity and Capital Resources

We ended 2010 with working capital (deficit) of approximately $(70,137). Our working capital (deficit) at the end of 2009 was approximately $(86,522). This decrease in working capital is attributable to our decrease in revenues, which resulted in a decrease in our accounts payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Other

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending, the amount of sales of our products, the competitive environment within our industry, the ability to continue to expand our operations, the level of costs incurred in connection with our expansion efforts, economic conditions and the financial strength of our customers and suppliers.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UTS’ consolidated financial statements for the years ended December 31, 2010 start on page 22.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE CHANGES

None

ITEM 9A - CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

No event occurred during the fiscal year ended December 31, 2010 that would have required disclosure in a report on Form 8-K, except for those Forms 8K filed with the SEC during that period.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of December 31, 2010, UTS had a total of two officers and directors, Keith Tench and Daniel Seifer. The following table identifies each executive officer and director of the Company during 2010 and 2009.

Name	Age	Position
Keith A. Tench	40	Chairman, CEO and CFO
Terrell J. Horne (1)	30	CFO
Daniel Seifer	35	Director

(1) Mr. Horne resigned as CFO in April 2010. Mr. Tench has assumed responsibilities as CFO.

Background of Executive Officers, Directors and Significant Employees

Keith A. Tench - Mr. Tench has been Chairman and CEO of UTS since inception. Mr. Tench is responsible for the growth and development of Universal Tracking Solutions. Prior to UTS, Mr. Tench spent the past five years working as President of a publicly traded GPS company and as a Global Account Executive at AT&T Wireless, where he was responsible for the advancement of Hewlett-Packard, Compaq Computers and Agilent Technologies. Mr. Tench coordinated a national team of over 80 representatives that provided sales implementations with remote national locations. His experience, and knowledge, of the industry is a valuable attribute. Mr. Tench was also Mr. Tench graduated from Sonoma State University with a BA in Communication and Information Studies.

Terrell J. Horne - Mr. Horne was the CFO of UTS since inception. He was responsible for the profitability and financial accuracy of Universal Tracking Solutions. He assists in the audits as well as driving costs out of the business by continuing to focus on every expense. Mr. Horne resigned in April 2010.

Daniel Seifer - Mr. Seifer joined UTS as a Director at its inception. Mr. Seifer has spent the last 12 years working in the public markets as an independent consultant. His experience includes investor relations, consulting, raising capital, mergers and acquisitions, and public relations. Mr. Seifer graduated from Michigan State with a degree in Engineering and a Business Minor.

Additional information required by this Item 9 concerning directors and executive officers of the Company appears under the heading “Executive Officers of the Registrant” in this report.

Presently, UTS has a total of 2 officers and directors, Keith Tench and Daniel Seifer.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our officers as of December 31, 2010.

Summary Compensation Table

	Year	Fees Earned or Paid in Cash	Options Awarded	All Other Compensation	Total
Keith A. Tench, CEO	2010	$65,000	$-	$-	$65,000
	2009	65,000	-	-	65,000

Terrell J. Horne, CFO	2010	27,083	-	-	27,083
	2009	65,000	-	-	65,000

Daniel Seifer, Director	2010	-	-	-	-
	2009	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2010, there were 20,124,373 shares of common stock, par value $.0001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2010.

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

Name and Address of Beneficial Owner (1)	Title of Class	Amount of Beneficial Ownership	Percent of Class
Keith A. Tench	Common Stock	2,900,000	14.41%
Terrell J. Horne	Common Stock	1,010,000	5.02%
Daniel Seifer (2)	Common Stock	4,699,284	23.35%

Total as a Group		8,609,284	42.78%

(1) The address for the listed owners is 3317 S. Higley Rd., Suite 114-475, Gilbert, AZ 85297.

(2) Includes 2,696,784 shares owned by Smarts Financial Services, a company owned by Daniel Seifer.

Unless otherwise indicated, UTS believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Stock Option and Incentive Plans

 There are no stock option or incentive plans.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the UTS board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may continue or establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

Shareholder Matters

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties

Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws

Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND CIRECTOR INDEPENDENCE

There are no relationships or related transactions to report.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, Dan Seifer is the only independent director as of December 31, 2010.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements. The financials included in this 10-K filing have not been audited. Therefore, we have incurred no audit fees as part of this filing.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred.

Tax Services Fees

Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended December 31, 2010.

All Other Fees

Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

ITEM 15 – EXIHIBITS AND FINANCIAL STATEMENTS

(a) Financial Statements

The financial statements included in this document have not been audited by an Independent Auditor.

Page
Balance Sheet at December 31, 2010 and 2009	F-1
Statement of Income Years Ended December 31, 2010 and 2009	F-2
Statement of Stockholders’ Equity Years Ended December 31, 2010 and 2009	F-4
Statement of Cash Flows Years Ended December 31, 2010 and 2009	F-3
Notes to Financial Statements	F-5

 (b) Exhibits

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Tracking Solutions, Inc.

/s/ Keith A. Tench	Dated: January 24, 2011
By: Keith Tench, President, CEO, Chairman of the Board

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement was signed by the following persons in the capacities and on the dates stated.

Universal Tracking Solutions, Inc.

/s/ Keith A. Tench	Dated: January 24, 2011
By: Keith Tench, President, CEO, Chairman of the Board

Universal Tracking Solutions, Inc.
Balance Sheet
Years Ended December 31, 2010 and 2009

	(Unaudited)	(Unaudited)
	2010	2009
ASSETS
Current Assets:
Cash	$12,045	$28,983
Accounts receivable	71,193	62,806
Inventory	740	6,496
Other Current Assets	4,869	1,106
Total Current Assets	88,847	99,391

Property and Equipment, net	1,738	1,738

Other Assets:	35,069	50,120

Total Assets	125,654	151,249

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	42,051	75,420
Notes Payable, Short Term	30,718	35,641
Unearned Access Revenue	75,884	50,180
Accrued liabilities	10,331	24,672
Total Current Liabilities	158,984	185,913

Long term Liabilities
Notes Payable, long term	20,000	20,000
Unearned Access Revenue	32,984	39,873
Total Long Term Liabilities	52,984	59,873

Total Liabilities:	211,968	245,786

Stockholders' Equity (Deficit):

Common stock at $0.0001 par value; 100,000,000 shares authorized; issued and outstanding: December 31, 2010 - 20,124,373 shares; December 31, 2009 - 20,124,373 shares	2,012	2,012

Additional paid-in capital	551,087	551,087
Accumulated deficit	(639,413)	(647,636)
Stockholders’ Equity	(86,314)	(94,537)

Total Liabilities and Stockholders' Equity (Deficit)	$125,654	$151,249

See accompanying notes

Page F -1

Universal Tracking Solutions, Inc.
Statement of Operation
For the Years Ended December 31, 2010 and 2009

	(Unaudited)	(Unaudited)
	2010	2009

Revenue	$553,603	$808,574
Cost of Revenue	341,442	560,005
Gross Profit	212,161	248,569

Operating Expenses:
General and Administrative	195,534	258,465
Professional Fees	3,798	10,199
Miscellaneous Expense	3,954	1,537
Total Operating Expenses	203,286	270,201

Other Income (Expense):
Miscellaneous Income	7,863	-
Interest Income (Expense)	(8,515)	(6,234)
Total Other (Expense)	(652)	(6,234)

Net (Loss)	$8,223	$(27,866)

Basic and diluted loss per share	$0.00	$(0.00)

Weighted average number of common shares outstanding	20,124,373	20,124,373

See accompanying notes

Page F -2

Universal Tracking Solutions, Inc.
Statement of Cash Flows
Years ended December 31, 2010 and 2009

	(Unaudited)	(Unaudited)
	2010	2009
Cash Flows From Operating Activities

Net loss	$8,223	$(27,866)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-	-

Changes in operating assets and liabilities:
Accounts receivable	(8,387)	36,123
Inventory	5,756	14,516
Other current assets	(3,763)
Accounts payable	(33,369)	(10,271)
Notes Payable, Short Term	(4,923)	24,308
Unearned Access Revenue	25,704	2,882
Accrued liabilities	(14,341)	(1,929)
Total adjustments	(33,323)	65,629

Net cash flows from operating activities	(25,100)	37,763

Cash Flows From Investing Activities

Purchases of property and equipment	-	-
Other Assets	15,051	23,128
Net cash flows from investing activities	15,051	23,128

Cash Flows From Financing Activities
Proceed from notes payable	-
Unearned Access Revenue	-6889	-49377
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	(6,889)	(49,377)

Net Change in Cash	(16,938)	11,514

Cash, Beginning of the Period	28,983	17,469

Cash, End of the Period	$12,045	$28,983

See accompanying notes

Page F -3

Universal Tracking Solutions, Inc.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2010 and 2009

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008	20,124,373	$2,012	$551,087	$(619,770)	$(66,671)
Sale of Common Stock	-	-	-	-	-
Net loss, year end December 31, 2009	-	-	-	(27,866)	(27,866)
Balance, December 31, 2009	20,124,373	$2,012	$551,087	$(647,636)	$(94,537)
Sale of common stock	-	-	-	-	-
Net Loss, year ended December 31, 2010	-	-	-	8,223	8,223
Balance, December 31, 2010	20,124,373	$2,012	$551,087	$(639,413)	$(86,314)

See accompanying notes

Page F -4

Universal Tracking Solutions, Inc.
Notes to Financial Statements

Note A - Nature of Operations and Basis of Presentation

The accompanying December 31, 2010 consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2010 and for all periods presented have been made.

Nature of Operations

Universal Tracking Solutions, Inc. was incorporated on July 11, 2006 in the state of Nevada (“UTS”, or the “Company”). UTS is an application based solutions provider of telemetry tracking systems. UTS specialize in fleet management, law enforcement, and finance applications as well as the motorcycle and auto industries.

Merger

On May 2, 2008, the shareholders of UTS entered into a share exchange agreement with Dynamic Merger Shell, Inc. (later amended to substitute Dynamic Merger Sub, Inc.), a wholly-owned subsidiary of the Issuer. The share exchange agreement is included in a 14C filed with the Securities and Exchange Commission on September 18, 2008. The acquisition of UTS as a subsidiary of the Issuer was consummated on October 8, 2008.

The Share Exchange Agreement between Dynamic and the Shareholders of Universal Tracking Solutions, Inc. (the “Plan of Share Exchange”) generally provides for the following:

1)
Universal Tracking Solutions, Inc. will become a wholly-owned subsidiary of Dynamic Natural Resources, Inc. upon the execution of the terms of the Plan of Share Exchange and compliance with the requirements of the laws of Nevada with respect to share exchange transactions;

2)
Dynamic Natural Resources, Inc. shall issue and deliver to UTS shareholders Seven Million Eighty-Two Thousand Five Hundred (7,082,500) shares of Dynamic’s validly issued, fully-paid and non-assessable restricted Common Stock, $0.0001 par value per share in exchange for UTS’ shareholders’ transfer of their 64% ownership interest in UTS or 7,082,500 book entry shares of UTS common stock, $0.0001 par value per share (the "UTS Shares") constituting all of the issued and outstanding capital stock of UTS not owned by Dynamic Natural Resources, Inc., upon the terms, provisions, and conditions and for the consideration hereinafter set forth in the Share Exchange Agreement, and thereby making UTS a wholly-owned subsidiary of the Issuer;

3)
Upon the effectiveness of the Plan of Share Exchange, each outstanding share of Universal Tracking Solutions, Inc. will be converted into a single share of Dynamic Natural Resources, Inc. without any action on the part of the holder thereof; and

4)	The Plan of Share Exchange shall be effected by the filing of respective articles and plans of share exchange with the State of Nevada Secretary of State.

5)
Dynamic Common Stock Certificates will be distributed after the Effective Date of the Plan of Share Exchange.  The Effective Date will occur at least 20 days after the filing of an Information Statement with the SEC and at least 10 days after mailing of the Information Statement to the Issuer’s shareholders.

6)	UTS shareholders of record as of May 1, 2008 are eligible to participate in the share exchange.

The determination of the exchange ratio in the share exchange was based on the relative degree of control UTS’ controlling shareholders agreed to relinquish in exchange for the potential benefits that ownership of a public issuer may offer, on the one hand, and, on the other hand, the assurance of continued opportunities to increase the value of Issuer holdings.

At the Effective Date of the share exchange, holders of UTS common stock ceased to be stockholders of UTS and will no longer have any rights as UTS stockholders, other than the right to receive the applicable consideration in the share exchange.  After the Effective Date, there will be no transfers on UTS’ stock transfer books of any shares of UTS common stock.

Page F -5

The term sheet also contained a condition precedent to the Share Exchange Agreement that the Issuer shall have effected a reverse split of its common stock and have issued a stock dividend to the September 15, 2006 shareholders of the Issuer. These actions occurred in April 2008.

The merger was accounted for as a reverse acquisition and recapitalization. Universal Tracking Solutions is the acquirer for accounting purposes and Dynamic Natural Resources is the issuer. Accordingly, Universal Tracking Solutions’ historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger.

Basis of Presentation

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

Revenue Recognition

Product and service revenue and the related labor costs and payroll are recorded in the period in which services are performed or products are delivered. All revenues are accounted for once they are earned. Units Sales are reported upon delivery of the product and the month maintenance fees are recognized when service is provided. Customers typically pay for monitoring services on a monthly basis.

Accounts Receivable

UTS’ trade accounts receivable result from the sale of its products and services, and consist of private and public companies. UTS uses the allowance method to account for uncollectible accounts. Bad debt expense for the year ended December 31, 2010 was $9,062.

Concentration of Credit Risk

Financial instruments, which potentially expose UTS to concentrations of credit risk consist principally of trade accounts receivable.

UTS’ trade accounts receivable result from the sale of its products and services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. UTS had one customer account for more than 10% of sales in 2010. That customer was Enterprise GPS, representing 10% of sales. UTS had 1 customers account for more that 10% of accounts receivable in 2010. Enterprise GPS (10%).

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

UTS estimates that the fair value of all financial instruments at December 31, 2010 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

Page F -6

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. UTS did not have direct-response advertising costs during the year ended December 31, 2010.

Accounting for Stock-based Compensation

UTS accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), and Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). Accordingly, compensation costs for stock options and warrants are measured as the excess, if any, of the fair value of the stock at the date of grant, over the stock option exercise price. Value Consulting accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") Under SFAS No. 123, stock option awards issued to non-employees are accounted for at their fair value on the date issued, where fair value is determined using the Black-Scholes option pricing method.

Income Taxes

UTS records its federal and state income tax liability in accordance with Statement of Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes". Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes, using current tax rates. Deferred tax assets represent the expected benefits from net operating losses carried forward and general business credits that are available to offset future income taxes.

Loss Per Share

Net loss per share is computed based upon the weighted average number of outstanding shares of the Company’s common stock for each period presented.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement is generally effective for contracts entered into or modified after June 30, 2003. The Company currently has no such financial instruments outstanding or under consideration and does not expect the adoption of this standard to effect the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended September 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

•	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;
•	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and
•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

Page F -7

In December 2003, the FASB issued FASB Interpretation No. 46, “Amended Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and, for interim periods beginning after December 15, 2003, for interests acquired prior to February 1, 2003. The Company does not currently have relationships with entities meeting the criteria set forth in FIN No. 46 and is not required to include any such entities in its financial statements pursuant to the provisions of FIN No. 46.

Effective as of December 31, 2004, the Company adopted the revised interpretation of Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” (FIN 46-R). FIN 46-R requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.

In December 2004, FASB issued SFAS No. 123 (revised 2004) "Share Based Payment" (SFAS No. 123R), a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25's intrinsic value method of accounting and, instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification. The Company has yet to determine the effect SFAS No. 123R may have on its financial statements, if any.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending September 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

Page F -8

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company will adopt this standard at the beginning of the Company’s year ending September 30, 2009.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

The FASB, the Emerging Issues Task Force and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2008 that will become effective in subsequent periods; however, management of Laufer does not believe that any of those pronouncements would have significantly affected Laufer’s financial accounting measurements or disclosures had they been in effect during 2008, and it does not believe that any of those pronouncements will have a significant impact on Laufer’s financial statements at the time they become effective.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

There are no differences between historical and pro-forma stock based compensation value.

Note B - Income Taxes

For income tax purposes UTS had an accumulated deficit of $639,413 as of December 31, 2010, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C- Note Receivable

On October 1, 2006, UTS entered into a short-term, month to month loan with a shareholder for $20,000. As of December 31, 2010 the balance of the loan was $20,000.

Note D - Cash Flow Supplemental Information

Cash paid for interest during the period ended December 31, 2010 amounted to $8,515.

Note E - Stockholders’ Equity

Issuance of Common Stock

No stock was issued in 2010 or 2009.

Page F -9

Common Stock Warrants

As of December 31, 2010, there were no stock warrants outstanding.

Note F - Commitments and Contingencies

Operating Leases

UTS currently has no lease obligations. Our executive offices our located in Gilbert, AZ. Our executive offices are leased on a quarter-by-quarter basis. Payments are made in advance and there are no on-going lease obligations. The current lease rate is $1,200 per month.

Litigation

As of December 31, 2010, UTS did not have any outstanding legal issues outside of the ordinary course of business.

Note G – Consolidated Financials

The merger with Universal Tracking Solutions, Inc. was accounted for as a reverse acquisition and recapitalization. Universal Tracking Solutions is the acquirer for accounting purposes and Dynamic Natural Resources is the issuer. Accordingly, Universal Tracking Solutions’ historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger.

Note H - Subsequent Events

There are no subsequent events.

Page F -10