Form 10-Q
period 2011-03-31
UNIVERSAL TRACKING SOLUTIONS, INC
filed 2011-05-11
CIK 1349922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐ Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from __________ to __________

Commission File Number 0-131224

Universal Tracking Solutions, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	20-5249860
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3317 S. Higley Road, Suite 114-475 Gilbert, AZ 85297
(Address of Principal Executive Offices)

(480) 855-8877
(Issuer's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If changed since Last Report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 31, 2011 was 22,124,373 shares, all of one class, $0.0001 par value per share.

UNIVERSAL TRACKING SOLUTIONS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL TRACKING SOLUTIONS, INC.
BALANCE SHEET
MARCH 31, 2011 AND DECEMBER 31, 2010
(Unaudited)

	2011 (unaudited)	2010 (unaudited)
Current Assets:
Cash	$8,676	$12,045
Accounts Receivable	54,076	71,193
Inventory	950	740
Other Current Assets	15,265	4,869
Total Current Assets	78,967	88,847

Property and Equipment, net	1,738	1,738

Other Assets:	31,127	35,069

Total Assets	111,832	125,654

Current Liabilities:
Accounts Payable	41,951	42,051
Notes Payable, Short Term	30,414	30,718
Unearned Access Revenue	76,556	75,884
Accrued Liabilities	12,161	10,331
Total Current Liabilities	161,082	158,984

Long Term Liabilities
Notes payable, Long term	20,000	20,000
Unearned Access Revenue	32,984	32,984
Total Long Term Liabilities	52,984	52,984

Total Liabilities:	214,066	211,968

Stockholders’ Equity (Deficit):
Common stock at $0.0001 par value; 100,000,000 shares authorized; issued and outstanding: 22,124,373 shares March 31, 2011; 20,124,373 December 31, 2010	2,112	2,012
Additional pay-in capital	552,187	551,087
Accumulated deficit	(656,633)	(639,413)
Stockholders’ Equity	(102,234)	(86,314)
Total Liabilities and Stockholders’ Equity:	$111,832	125,654

See accompanying notes to these financial statements.

UNIVERSAL TRACKING SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011 (unaudited)	2010 (unaudited)

Revenue	$117,892	$170,835
Cost of Revenue	82,621	113,146
Gross Profit	35,271	57,689

Operating Expenses:
General and Administrative	47,618	40,774
Professional Fees	2,018	2,048
Miscellaneous Expense	105	282
Total Operating Expenses	49,741	43,104

Other Income (Expense)	(2,750)	(1,480)

Net Income (Loss)	$(17,220)	$13,105

Basic and diluted loss per share	$0.00	$0.00

Weighted average number of common shares outstanding	21,457,706	20,124,373

See accompanying notes to these financial statements.

UNIVSERSAL TRACKING SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010
	(unaudited)	(unaudited)
Cash Flows From Operating Activities

Net loss	$(17,220)	$13,105
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-	-

Changes in operating assets and liabilities:
Accounts receivable	17,117	(10,425)
Inventory	(210)	1,308
Other current assets	(10,396)
Accounts payable	(100)	(11,262)
Notes Payable, Short Term	(304)	(1,609)
Unearned Access Revenue	672	(6,720)
Accrued liabilities	1,830	(2,492)
Total adjustments	8,609	-31,200

Net cash flows from operating activities	(8,611)	-18,095

Cash Flows From Investing Activities

Purchases of property and equipment	-	-
Other Assets	3,942	-
Net cash flows from investing activities	3,942	-

Cash Flows From Financing Activities
Proceed from notes payable	-	-
Unearned Access Revenue	-	-6889
Proceeds from sale of common stock	1,300
Net cash provided by financing activities	1,300	(6889)

Net Change in Cash	(3,369)	(24,984)

Cash, Beginning of the Period	12,045	28,983

Cash, End of the Period	$8,676	$3,999

See accompanying notes to these financial statements.

UNIVERSAL TRACKING SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMETS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Note A - Nature of Operations and Basis of Presentation

The accompanying March 31, 2011 consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three months ended March 31, 2011 and for all periods presented have been made.

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

Accounts Receivable

UTS’ trade accounts receivable result from the sale of its products and services, and consist of private and public companies. UTS uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended March 31, 2011 was $9,062.

Concentration of Credit Risk

Financial instruments, which potentially expose UTS to concentrations of credit risk consist principally of trade accounts receivable.

UTS’ trade accounts receivable result from the sale of its products and services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. UTS had one customer account for more than 10% of sales in the three month period ended March 31, 2011. That customer was Enterprise GPS, representing 10% of sales. UTS had one customer account for more that 10% of accounts receivable in the three months ended March 31, 2011, Enterprise GPS (10%).

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

UTS estimates that the fair value of all financial instruments at March 31, 2011 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. UTS did not have direct-response advertising costs during the three months ended March 31, 2011.

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

Income (Loss) Per Share

Net income (loss) per share is computed based upon the weighted average number of outstanding shares of the Company’s common stock for each period presented.

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

Note B - Income Taxes

For income tax purposes UTS had an accumulated deficit of $656,633 as of March 31, 2011, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C- Note Receivable

On October 1, 2006, UTS entered into a short-term, month to month loan with a shareholder for $20,000. As of March 31, 2011 the balance of the loan was $20,000.

Note D - Cash Flow Supplemental Information

Cash paid for interest during the period ended March 31, 2011 amounted to $3,000.

Note E - Stockholders’ Equity

Issuance of Common Stock

On February 1, 2011, UTS issued 2,000,000 shares of common stock as compensation for consulting services.

Common Stock Warrants

As of March 31, 2011, there were no stock warrants outstanding.

Note F - Commitments and Contingencies

Operating Leases

UTS currently has no lease obligations. Our executive offices our located in Gilbert, AZ. Our executive offices are leased on a quarter-by-quarter basis. Payments are made in advance and there are no on-going lease obligations. The current lease rate is $1,200 per month.

Litigation

As of March 31, 2011, UTS did not have any outstanding legal issues outside of the ordinary course of business.

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

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Company's unaudited consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Unaudited Financials included on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2011

Our net loss for three months ended March 31, 2011 was $17,220, compared to a net income of $13,105 for the three months ended March 31, 2010. A discussion of our results of operations is as follows:

Revenues for the three months ended March 31, 2011 were $117,892. This is a decrease of $52,943 compared to the quarter ended March 31, 2010. This decrease is attributable to a decrease in our customer base.

Our cost of services for the three months ended March 31, 2011 were $82,621. This represents a decrease of $30,525 over the quarter ended March 31, 2010. This decrease is a result of the decrease in revenue. Cost of sales includes various costs associated with providing our telemetry tracking systems. This includes activations, carrier access, materials, and other various costs associated with providing products and services.

Operating expenses were $49,741 for the three months ended March 31, 2011, compared to $43,104 for the three months ended March 31, 2010. This increase in expense is attributable to various administrative and professional fees.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $17,220 for the three months ended March 31, 2011 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As of March 31, 2011. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

We expect our operating expenses to continue to increase as we attempt to build our brand and expand. We hope our expenses will be funded from operations and short-term investments from officers, shareholders or others; however, our operations may not provide such funds and we may not be able obtain short-term loans from officers, shareholders or others. Our officers and shareholders are under no obligation to provide additional loans to the company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. UTS is not currently involved with any legal proceedings and is not aware of any threatened actions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our 2010 Form 10-K filed with the SEC, which could materially affect our business, financial condition or future results. The risks described in our 2010 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

There have been no material changes in the risk factors previously disclosed in “Risk Factors” in Part 1, Item 1A of our 2010 Form 10-K filed with the SEC.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On Februrary 1, 2011, UTS issued 2,000,000 shares of common stock for consulting services.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended March 31, 2011.

ITEM 4. REMOVED AND RESERVED

N/A

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the quarter ended March 31, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Tracking Solutions, Inc.

Dated: 05/11/2011	/s/ Keith A. Tench
By: Keith Tench, President, Chief Executive Officer, Chairman of the Board

Dated: 05/11/2011	/s/ Keith A. Tench
By: Keith Tench, Chief Financial Officer