Form 10-Q
period 2011-06-30
UNIVERSAL TRACKING SOLUTIONS, INC
filed 2011-08-03
CIK 1349922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of June 30, 2011 was 22,124,373 shares, all of one class, $0.0001 par value per share.

UNIVERSAL TRACKING SOLUTIONS, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I

ITEM 1.    FINANCIAL STATEMENTS

UNIVERSAL TRACKING SOLUTIONS, INC.
BALANCE SHEET
JUNE 30, 2011 AND DECEMBER 31, 2010
(Unaudited)

	2011 (unaudited)	2010 (unaudited)
Current Assets:
Cash	$12,002	$12,045
Accounts Receivable	105,001	71,193
Inventory	9,556	740
Other Current Assets		4,869
Total Current Assets	126,559	88,847

Property and Equipment, net	1,738	1,738

Other Assets:	15,120	35,069

Total Assets	143,417	125,654

Current Liabilities:
Accounts Payable	41,951	42,051
Notes Payable, Short Term	36,136	30,718
Unearned Access Revenue	76,556	75,884
Accrued Liabilities	7,972	10,331
Total Current Liabilities	162,615	158,984

Long Term Liabilities
Notes payable, Long term	19,500	20,000
Unearned Access Revenue	29,840	32,984
Total Long Term Liabilities	49,340	52,984

Total Liabilities:	211,955	211,968

Stockholders’ Equity (Deficit):
Common stock at $0.0001 par value; 100,000,000 shares authorized; issued and outstanding: 22,124,373 shares June 30, 2011; 20,124,373 December 31, 2010	2,212	2,012
Additional pay-in capital	552,187	551,087
Accumulated deficit	(622,937)	(639,413)
Stockholders’ Equity	(68,538)	(86,314)
Total Liabilities and Stockholders’ Equity:	$143,417	125,654

See accompanying notes to these financial statements.

UNIVERSAL TRACKING SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)

Revenue	$166,259	$144,113	$284,151	$314,948
Cost of Revenue	81,019	106,404	163,640	219,550
Gross Profit	85,240	37,709	120,511	95,398

Operating Expenses:
General and Administrative	48,996	34,930	96,614	75,704
Professional Fees	1,429	600	3,447	2,648
Miscellaneous Expense	139	3,452	244	3,734
Total Operating Expenses	50,564	38,982	100,305	82,086

Other Income (Expense)
Miscellaneous Income
Interest Income (Expense)	(980)	(2,954)	(3,730)	(4,434)
Total Other Income (Expense)	(980)	(2,954)	(3,730)	(4,434)

Net Income (Loss)	33,696	(4,227)	16,476	8,878

Basic and diluted loss per share	$0	$0	$0	$0

Weighted average number of common shares outstanding	22,124,373	20,124,373	21,791,040	20,124,373

See accompanying notes to these financial statements.

UNIVSERSAL TRACKING SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011 (unaudited)	2010 (unaudited)

Net income (loss)	$16476	$8,878
Adjustments to reconcile net loss to net cash flows from operating activities:
Accounts receivable	(33,808)	(6,195)
Inventory	(8,816)	10,487
Other current assets	4,869	1,106
Accounts payable	(100)	(16,171)
Notes payable, short term	5,418	(800)
Unearned access revenue	672	15,288
Accrued liabilities	(2,359)	(13,789)
Total adjustments	(34,124)	(10,074)

Net cash flows from operating activities	(17,648)	(1,196)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-
Other assets	19,949	-
Net cash flows from investing activities	19,949	-

Cash Flows From Financing Activities
Proceeds from notes payable	(500)	100
Unearned access revenue	(3,144)	(6,889)
Proceeds from sale of common stock	1,300
Net cash provided by financing activities	(2,344)	(6,789)

Net Change in Cash	(43)	(7,985)

Cash, Beginning of the Period	12,045	28,983

Cash, End of the Period	$12,002	$20,998

See accompanying notes to these financial statements.

UNIVERSAL TRACKING SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMETS
FOR THE SIX MONTHS ENDED JUNE 30, 2011

Note A - Nature of Operations and Basis of Presentation

The accompanying June 30, 2011 consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three and six months ended June 30, 2011 and for all periods presented have been made.

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

The Share Exchange Agreement between Dynamic and the Shareholders of Universal Tracking Solutions, Inc. (the “Plan of Share Exchange”) generally provides for the following:

(1)       Universal Tracking Solutions, Inc. will become a wholly-owned subsidiary of Dynamic Natural Resources, Inc. upon the execution of the terms of the Plan of Share Exchange and compliance with the requirements of the laws of Nevada with respect to share exchange transactions;

(2)       Dynamic Natural Resources, Inc. shall issue and deliver to UTS shareholders Seven Million Eighty-Two Thousand Five Hundred (7,082,500) shares of Dynamic’s validly issued, fully-paid and non-assessable restricted Common Stock, $0.0001 par value per share in exchange for UTS’ shareholders’ transfer of their 64% ownership interest in UTS or 7,082,500 book entry shares of UTS common stock, $0.0001 par value per share (the "UTS Shares") constituting all of the issued and outstanding capital stock of UTS not owned by Dynamic Natural Resources, Inc., upon the terms, provisions, and conditions and for the consideration hereinafter set forth in the Share Exchange Agreement, and thereby making UTS a wholly-owned subsidiary of the Issuer;

(3)       Upon the effectiveness of the Plan of Share Exchange, each outstanding share of Universal Tracking Solutions, Inc. will be converted into a single share of Dynamic Natural Resources, Inc. without any action on the part of the holder thereof;

(4)       The Plan of Share Exchange shall be effected by the filing of respective articles and plans of share exchange with the State of Nevada Secretary of State;

(5)       Dynamic Common Stock Certificates will be distributed after the Effective Date of the Plan of Share Exchange.  The Effective Date will occur at least 20 days after the filing of an Information Statement with the SEC and at least 10 days after mailing of the Information Statement to the Issuer’s shareholders; and

(6)        UTS shareholders of record as of May 1, 2008 are eligible to participate in the share exchange.

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

Accounts Receivable

UTS’ trade accounts receivable result from the sale of its products and services, and consist of private and public companies. UTS uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended June 30, 2011 was $9,062.

Concentration of Credit Risk

Financial instruments, which potentially expose UTS to concentrations of credit risk consist principally of trade accounts receivable.

UTS’ trade accounts receivable result from the sale of its products and services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. UTS had one customer account for more than 10% of sales in the three month period ended June 30, 2011. That customer was Enterprise GPS, representing 10% of sales. UTS had one customer account for more that 10% of accounts receivable in the three months ended June 30, 2011, Enterprise GPS (10%).

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

UTS estimates that the fair value of all financial instruments at June 30, 2011 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. UTS did not have direct-response advertising costs during the three months ended June 30, 2011.

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

Note B - Income Taxes

For income tax purposes UTS had an accumulated deficit of $622,937 as of June 30, 2011, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C- Note Receivable

On October 1, 2006, UTS entered into a short-term, month to month loan with a shareholder for $20,000. As of June 30, 2011 the balance of the loan was $19,500.

Note D - Cash Flow Supplemental Information

Cash paid for interest during the period ended June 30, 2011 amounted to $980.

Note E - Stockholders’ Equity

Issuance of Common Stock

On February 1, 2011, UTS issued 2,000,000 shares of common stock as compensation for consulting services. No shares were issued in the three months ended June 30, 2011.

Common Stock Warrants

As of June 30, 2011, there were no stock warrants outstanding.

Note F - Commitments and Contingencies

Operating Leases

UTS currently has no lease obligations. Our executive offices our located in Gilbert, AZ. Our executive offices are leased on a quarter-by-quarter basis. Payments are made in advance and there are no on-going lease obligations. The current lease rate is $1,200 per month.

Litigation

As of June 30, 2011, UTS did not have any outstanding legal issues outside of the ordinary course of business.

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

 Results of Operations

THREE MONTHS ENDED JUNE 30, 2011

Our net income for three months ended June 30, 2011 was $33,696, compared to a net loss of $4,227 for the three months ended June 30, 2010. A discussion of our results of operations is as follows:

Revenues for the three months ended June 30, 2011 were $166,259. This is an increase of $22,146 compared to the quarter ended June 30, 2010. This increase is attributable to our increased marketing efforts.

Our cost of services for the three months ended June 30, 2011 were $81,019. This represents a decrease of $25,385 over the quarter ended June 30, 2010. This decrease is a result of our increased focus on controlling costs and higher margin products. Cost of sales includes various costs associated with providing our telemetry tracking systems. This includes activations, carrier access, materials, and other various costs associated with providing products and services.

Operating expenses were $50,564 for the three months ended June 30, 2011, compared to $38,982 for the three months ended June 30, 2010. This increase in expense is attributable to various administrative and professional fees.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net income of $33,696 for the three months ended June 30, 2011 as a result of the matters discussed above. Losses to date may be used to offset future taxable income.

Liquidity and Capital Resources

As of June 30, 2011. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

ITEM 2.      UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On February 1, 2011, UTS issued 2,000,000 shares of common stock for consulting services. No additional shares were issued in the three months ended June 30, 2011.

ITEM 3.      DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended June 30, 2011.

ITEM 4.      REMOVED AND RESERVED

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)      Reports of Form 8-K

No reports were filed on Form 8-K during the quarter ended June 30, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Tracking Solutions, Inc.
Dated: August 3, 2011	By:	/s/Keith A. Tench
	Name: Title:	Keith Tench, President Chief Executive Officer, and Chairman of the Board

Dated: August 3, 2011	By:	/s/ Keith A. Tench
	Name: Title:	Keith Tench Chief Financial Officer