Form 10-Q
period 2011-09-30
UNIVERSAL TRACKING SOLUTIONS, INC
filed 2011-11-07
CIK 1349922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [] Accelerated filer [] Non-accelerated filer [] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [] No []

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of September 30, 2011 was 22,124,373 shares, all of one class, $0.0001 par value per share.

UNIVERSAL TRACKING SOLUTIONS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL TRACKING SOLUTIONS, INC.

BALANCE SHEET

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(Unaudited)

	2011 (unaudited)	2010 (unaudited)
Current Assets:
Cash	$48,381	$12,045
Accounts Receivable	122,183	71,193
Inventory	2,459	740
Other Current Assets		4,869
Total Current Assets	173,023	88,847

Property and Equipment, net	1,738	1,738

Other Assets:	15,120	35,069

Total Assets	189,881	125,654

Current Liabilities:
Accounts Payable	41,951	42,051
Notes Payable, Short Term	35,636	30,718
Unearned Access Revenue	68,473	75,884
Accrued Liabilities	10,110	10,331
Total Current Liabilities	156,170	158,984

Long Term Liabilities
Notes payable, Long term	19,500	20,000
Unearned Access Revenue	32,984	32,984
Total Long Term Liabilities	52,484	52,984

Total Liabilities:	208,654	211,968

Stockholders’ Equity (Deficit):
Common stock at $0.0001 par value; 100,000,000 shares authorized; issued and outstanding: 22,124,373 shares September 30, 2011; 20,124,373 December 31, 2010	2,212	2,012
Additional pay-in capital	552,187	551,087
Accumulated deficit	(573,172)	(639,413)
Stockholders’ Equity	(18,773)	(86,314)
Total Liabilities and Stockholders’ Equity:	$189,881	125,654

See accompanying notes to these financial statements.

UNIVERSAL TRACKING SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended September 30,
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)

Revenue	$197,908	$121,096	$482,059	$436,044
Cost of Revenue	89,723	71,859	253,363	291,409
Gross Profit	108,185	49,237	228,696	144,635

Operating Expenses:
General and Administrative	54,122	57,908	150,736	133,612
Professional Fees	2,182	150	5,629	2,798
Miscellaneous Expense	466	264	710	3,998
Total Operating Expenses	56,770	58,322	157,075	140,408

Other Income (Expense)
Miscellaneous Income	58	787	58	787
Interest Income (Expense)	(1,708)	(1,178)	(5,438)	(5,612)
Total Other Income (Expense)	(1,650)	(391)	(5,380)	(4,825)

Net Income (Loss)	49,765	(9,476)	66,241	(598)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding	22,124,373	20,124,373	21,902,151	20,124,373

See accompanying notes to these financial statements.

UNIVSERSAL TRACKING SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

	2011 (unaudited)	2010 (unaudited)

Net income (loss)	$66,241	$(598)
Adjustments to reconcile net loss to net cash flows from operating activities:
Accounts receivable	(50,990)	(10,740)
Inventory	(1,719)	16,906
Other current assets	4,869	(8,945)
Accounts payable	(100)	(19,971)
Notes payable, short term	4,918	(14,663)
Unearned access revenue	(7,411)	25,704
Accrued liabilities	(221)	(5,512)
Total adjustments	(50,654)	(17,221)

Net cash flows from operating activities	15,587	(17,819)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-
Other assets	19,949	10,051
Net cash flows from investing activities	19,949	10,051

Cash Flows From Financing Activities
Proceeds from notes payable	-500	-
Unearned access revenue	-	(6,889)
Proceeds from sale of common stock	1,300	100
Net cash provided by financing activities	800	(6,789)

Net Change in Cash	36,336	(14,557)

Cash, Beginning of the Period	12,045	28,983

Cash, End of the Period	$48,381	$14,425

See accompanying notes to these financial statements.

UNIVERSAL TRACKING SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMETS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Note A - Nature of Operations and Basis of Presentation

The accompanying September 30, 2011 consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three and nine months ended September 30, 2011 and for all periods presented have been made.

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

Accounts Receivable

UTS’ trade accounts receivable result from the sale of its products and services, and consist of private and public companies. UTS uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended September 30, 2011 was $9,062.

Concentration of Credit Risk

Financial instruments, which potentially expose UTS to concentrations of credit risk consist principally of trade accounts receivable.

UTS’ trade accounts receivable result from the sale of its products and services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. UTS had one customer account for more than 10% of sales in the three month period ended September 30, 2011. That customer was Enterprise GPS, representing 10% of sales. UTS had one customer account for more that 10% of accounts receivable in the three months ended September 30, 2011, Enterprise GPS (10%).

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

UTS estimates that the fair value of all financial instruments at September 30, 2011 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. UTS did not have direct-response advertising costs during the three months ended September 30, 2011.

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

Note B - Income Taxes

For income tax purposes UTS had an accumulated deficit of $573,172 as of September 30, 2011, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C- Note Payable

On October 1, 2006, UTS entered into a loan with a shareholder for $20,000. As of September 30, 2011 the balance of the loan was $19,500.

Note D - Cash Flow Supplemental Information

Cash paid for interest during the period ended September 30, 2011 amounted to $1,708.

Note E - Stockholders’ Equity

Issuance of Common Stock

On February 1, 2011, UTS issued 2,000,000 shares of common stock as compensation for consulting services. No shares were issued in the three months ended September 30, 2011.

Common Stock Warrants

As of September 30, 2011, there were no stock warrants outstanding.

Note F - Commitments and Contingencies

Operating Leases

UTS currently has no lease obligations. Our executive offices our located in Gilbert, AZ. Our executive offices are leased on a quarter-by-quarter basis. Payments are made in advance and there are no on-going lease obligations. The current lease rate is $1,200 per month.

Litigation

As of September 30, 2011, UTS did not have any outstanding legal issues outside of the ordinary course of business.

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

 Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2011

Our net income for three months ended September 30, 2011 was $49,765, compared to a net loss of $9,476 for the three months ended September 30, 2010. A discussion of our results of operations is as follows:

Revenues for the three months ended September 30, 2011 were $197,908. This is an increase of $76,812 compared to the quarter ended September 30, 2010. This increase is attributable to our increased marketing efforts.

Our cost of services for the three months ended September 30, 2011 were $89,723. This represents an increase of $17,864 over the quarter ended September 30, 2010. This increase is attributable to our increased sales. As a percentage of sales, our cost of services decreased. Our cost of services for the quarter ended September 30, 2011 was 45% of sales, a decrease as compared to the quarter ended September 30, 2010, which was 59% of sales. This decrease is a result of our increased focus on controlling costs and higher margin products. Cost of sales includes various costs associated with providing our telemetry tracking systems. This includes activations, carrier access, materials, and other various costs associated with providing products and services.

Operating expenses were $56,770 for the three months ended September 30, 2011, compared to $58,322 for the three months ended September 30, 2010. This decrease is attributable to our continued efforts to increase efficiencies.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net income of $49,765 for the three months ended September 30, 2011 as a result of the matters discussed above. Losses to date may be used to offset future taxable income.

Liquidity and Capital Resources

As of September 30, 2011. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On February 1, 2011, UTS issued 2,000,000 shares of common stock for consulting services. No additional shares were issued in the three months ended September 30, 2011.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended September 30, 2011.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the quarter ended September 30, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Tracking Solutions, Inc.
Dated: 11/04/2011	/s/Keith A. Tench
By: Keith Tench, President, Chief Executive Officer, Chairman of the Board

Dated: 11/04/2011	/s/ Keith A. Tench
By: Keith Tench, Chief Financial Officer