Form 10-K
period 2011-12-31
UNIVERSAL TRACKING SOLUTIONS, INC
filed 2012-02-14
CIK 1349922

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-131224

UNIVERSAL TRACKING SOLUTIONS, INC.

(Name of small business issuer in its charter)

Nevada	20-5249860
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3190 S. Gilbert Rd. Chandler, AZ	85286
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number: 877-279-8877

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes []. No [X].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2011 was 22,124,373 shares, all of one class, $0.0001 par value per share.

The Registrant’s common stock is currently listed on the Pink Sheets under the symbol UTRK. As of December 31, 2011, it was trading at $0.025. Accordingly, the aggregate “market value” of the outstanding shares held by non-affiliates, based upon the price listed on the Pink Sheets on December 31, 2011, is $337,877.

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

Typical Revenue Producing Transaction

UTS sells GPS tracking units and provides on going services and support related to the units. Revues are generated from both the sale of the unit, as well as the on going maintenance and support the products. Approximately 70% of our sales are recurring in nature. Once a unit is sold, the customer pays a monthly monitoring fee to stay connected to their units, similar to a security monitoring or cellular phone fee. Our monthly plans range from $12 - $49.99 depending on the size of the fleet and the extent of the tracking services provided.

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

Our customer base is spread throughout the United States. Our current focus is in the West and Southwest United States. We currently have over 5,000 units in service.

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

Our Offices

Our executive offices are located at 3190 S. Gilbert Rd., Chandler, AZ 85286. Out telephone number is 877-279-8877. Our executive offices are leased on a quarter-by-quarter basis. Payments are made in advance and there are no on-going lease obligations. The current lease rate is $1,200 per year.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) but unissued (77,875,627) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) but unissued (77,875,927) common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

Our executive offices are located at 3190 S. Gilbert Rd., Chandler, AZ 85286. Out telephone number is 877-279-8877. Our executive offices are leased on a quarter-by-quarter basis. Payments are made in advance and there are no on-going lease obligations. The current lease rate is $1,200 per year.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders.

Part II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

The trading symbol for our common stock is UTRK. As of the close of business on December 31, 2011, there were approximately 225 stockholders of record of our common stock, and 22,124,373 shares were issued and outstanding.

Dividend Policy

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

Recent Sales of Unregistered Securities

We issued two million shares of common stock in February 2011 as payment for various expenses.

Purchases of Equity Securities

We made no purchases of our common stock.

Equity Compensation Plan Information

We currently have no Stock Incentive Plan.

ITEM 6 - SELECTED FINANCIAL DATA

Balance Sheet Data December 31, 2011

Total Current Assets	175,557
Property and Equipment, net	1,738
Total other assets	10,370
Total Assets	187,665

Total Current Liabilities	165,452
Total Long Term Liabilities	51,159
Stockholders’ Equity	(28,946)
Total Liabilities and Stockholders' Equity (Deficit)	$187,665

Income Statement Data Year Ended December 31, 2011

Revenue	$652,085
Cost of Revenue	355,721
Gross Profit	296,364
Total Operating Expenses	231,459
Total Other (Expense)	(8,837)
Net (Loss)	$8,223

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

Results of Operations 2011 to 2010

We recognize revenues at the time that all services have been substantially completed or products have been delivered.

Revenue for the year ended December 31, 2011 was $652,085, an increase of $98,482 over 2010. The increase in Sales is attributable to increased marketing efforts.

Our cost of sales was $355,721 in 2011, compared to $341,442 in 2010. This increase is partially attributable to the increase in revenues. As a percent of Sales, our costs decreased from approximately 62% to 55%.

Our operating expenses were $231,459 in 2011, an increase of $28,173. This increase is attributable to the increase in sales. As a percent of sales, our operating expenses decreased slightly from 37% in 2010 to 36% in 2011. This is attributable to the fixed nature of our operating expenses.

Other income (expense) was $(8,837) in 2011 and $(652) in 2010.

As a result of the above, the net income for the year ended December 31, 2011 was $56,068, compared to a net income of $8,223 in 2010.

Please refer to our financial statements, beginning on Page F-1, for additional details pertaining to our operations.

Seasonality

We have not noted a significant seasonal impact in our business.

Liquidity and Capital Resources

We ended 2011 with working capital (deficit) of approximately $10,105. Our working capital (deficit) at the end of 2010 was approximately $(70,137). This decrease in working capital is attributable to our increase in revenues and profitability.

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

UTS’ consolidated financial statements for the years ended December 31, 2011 start on page 22.

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

ITEM 9B – OTHER INFORMATION

No event occurred during the fiscal year ended December 31, 2011 that would have required disclosure in a report on Form 8-K, except for those Forms 8K filed with the SEC during that period.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of December 31, 2011, UTS had a total of two officers and directors, Keith Tench and Daniel Seifer. The following table identifies each executive officer and director of the Company during 2011 and 2010.

Name	Age	Position
Keith A. Tench	41	Chairman, CEO and CFO
Terrell J. Horne (1)	31	CFO
Daniel Seifer	36	Director

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our officers as of December 31, 2011.

Summary Compensation Table

	Year	Fees Earned or Paid in Cash	Options Awarded	All Other Compensation	Total
Keith A. Tench, CEO	2011	$65,000	$-	$-	$65,000
	2010	65,000	-	-	65,000

Terrell J. Horne, CFO	2011	-	-	-	-
	2010	27,083	-	-	27,083

Daniel Seifer, Director	2011	-	-	-	-
	2010	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2011, there were 22,124,373 shares of common stock, par value $.0001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2011.

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

Name and Address of Beneficial Owner (1)	Title of Class	Amount of Beneficial Ownership	Percent of Class
Keith A. Tench	Common Stock	2,900,000	13.11%
Terrell J. Horne	Common Stock	1,010,000	4.57%
Daniel Seifer (2)	Common Stock	4,699,284	21.24%

Total as a Group		8,609,284	38.91%

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

Tax Services Fees

Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended December 31, 2011.

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

Universal Tracking Solutions, Inc.

/s/ Keith A. Tench	Dated: February 13, 2012
By: Keith Tench, President, CEO, Chairman of the Board

In accordance with the requirements of the Securities Act of 1933, as amended, this registration statement was signed by the following persons in the capacities and on the dates stated.

Universal Tracking Solutions, Inc.

/s/ Keith A. Tench	Dated: February 13, 2012
By: Keith Tench, President, CEO, Chairman of the Board

Universal Tracking Solutions, Inc.
Balance Sheet
Years Ended December 31, 2011 and 2010
	(Unaudited)	(Unaudited)
	2011	2010
ASSETS
Current Assets:
Cash	$23,602	$12,045
Accounts receivable	148,052	71,193
Inventory	3,903	740
Other Current Assets	-	4,869
Total Current Assets	175,557	88,847

Property and Equipment, net	1,738	1,738

Other Assets:	10,370	35,069

Total Assets	187,665	125,654

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	41,952	42,051
Notes Payable, Short Term	29,441	30,718
Unearned Access Revenue	75,608	75,884
Accrued liabilities	18,451	10,331
Total Current Liabilities	165,452	158,984

Long term Liabilities
Notes Payable, long term	19,500	20,000
Unearned Access Revenue	31,659	32,984
Total Long Term Liabilities	51,159	52,984

Total Liabilities:	216,611	211,968

Stockholders' Equity (Deficit):
Common stock at $0.0001 par value; 100,000,000 shares authorized; issued and outstanding: December 31, 2011 - 22,124,373 shares; December 31, 2010 - 20,124,373 shares	2,212	2,012
Additional paid-in capital	552,187	551,087
Accumulated deficit	(583,345)	(639,413)
Stockholders’ Equity	(28,946)	(86,314)

Total Liabilities and Stockholders' Equity (Deficit)	$187,665	$125,654

See accompanying notes

Universal Tracking Solutions, Inc.
Statement of Operation
For the Years Ended December 31, 2011 and 2010
	(Unaudited)	(Unaudited)
	2011	2010

Revenue	$652,085	$553,603
Cost of Revenue	355,721	341,442
Gross Profit	296,364	212,161

Operating Expenses:
General and Administrative	221,162	195,534
Professional Fees	7,630	3,798
Miscellaneous Expense	2,667	3,954
Total Operating Expenses	231,459	203,286

Other Income (Expense):
Miscellaneous Income	218	7,863
Interest Income (Expense)	(9,055)	(8,515)
Total Other (Expense)	(8,837)	(652)

Net (Loss)	$56,068	$8,223

Basic and diluted loss per share	$0.00	$0.00

Weighted average number of common shares outstanding	21,957,706	20,124,373

See accompanying notes

UNIVSERSAL TRACKING SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

	2011 (unaudited)	2010 (unaudited)

Net income (loss)	$56,068	$8,223
Adjustments to reconcile net loss to net cash flows from operating activities:

Depreciation

Changes in operating assets and liabilities:
Accounts receivable	(76,859)	(8,387)
Inventory	(3,163)	5,756
Other current assets	4,899	(3,763)
Accounts payable	(99)	(33.369)
Notes payable, short term	(1,277)	(4,923)
Unearned access revenue	(276)	25,704
Accrued liabilities	8,120	(14,341)
Total adjustments	(68,685)	(33,323)

Net cash flows from operating activities	(12,617)	(25,100)

Cash Flows From Investing Activities
Purchase of property and equipment	--	--
Other assets	24,699	15,051
Net cash flows from investing activities	24,699	15,051

Cash Flows From Financing Activities
Proceeds from notes payable	(500)	--
Unearned access revenue	(1,325)	(6889)
Proceeds from sale of common stock	1,300	--
Net cash provided by financing activities	(525)	(6,889)

Net Change in Cash	11,557	(16,938)

Cash, Beginning of the Period	12,045	28,983

Cash, End of the Period	$23,602	$12,045

See accompanying notes to these financial statements.

Universal Tracking Solutions, Inc.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2011 and 2010

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2009	20,124,373	$2,012	$551,087	$(647,636)	$(94,537)
Sale of Common Stock	-	-	-	-	-
Net income, year ended December 31, 2010	-	-	-	8,223	8,223
Balance, December 31, 2010	20,124,373	$2,012	$551,087	$(639,413)	$(86,314)
Sale of common stock	2,000,000	200	1,100	-	1,300
Net income, year ended December 31, 2011	-	-	-	56,068	56,068
Balance, December 31, 2011	22,124,373	$2,212	$552,187	$(583,345)	$(28,946)

See accompanying notes

.

Universal Tracking Solutions, Inc.

Notes to Financial Statements

Note A - Nature of Operations and Basis of Presentation

The accompanying December 31, 2011 consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2011 and for all periods presented have been made.

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

Accounts Receivable

UTS’ trade accounts receivable result from the sale of its products and services, and consist of private and public companies. UTS uses the allowance method to account for uncollectible accounts. Bad debt expense for the year ended December 31, 2011 was $9,062.

Concentration of Credit Risk

Financial instruments, which potentially expose UTS to concentrations of credit risk consist principally of trade accounts receivable.

UTS’ trade accounts receivable result from the sale of its products and services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. UTS had one customer account for more than 10% of sales in the year ended December 31, 2011. That customer was Enterprise GPS, representing 10% of sales. UTS had one customer account for more than 10% of accounts receivable in the year ended December 31, 2011, Enterprise GPS (10%).

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

UTS estimates that the fair value of all financial instruments at December 31, 2011 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. UTS did not have direct-response advertising costs during the year ended December 31, 2011.

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

Note B - Income Taxes

For income tax purposes UTS had an accumulated deficit of $583,345 as of December 31, 2011, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C- Note Receivable

On October 1, 2006, UTS entered into a short-term, month to month loan with a shareholder for $20,000. As of December 31, 2011 the balance of the loan was $19,500.

Note D - Cash Flow Supplemental Information

Cash paid for interest during the period ended December 31, 2011 amounted to $9,055.

Note E - Stockholders’ Equity

Issuance of Common Stock

We issued two million shares of common stock in February 2011 as payment for various expenses.

Common Stock Warrants

As of December 31, 2011, there were no stock warrants outstanding.

Note F - Commitments and Contingencies

Operating Leases

UTS currently has no lease obligations. Our executive offices our located in Gilbert, AZ. Our executive offices are leased on a quarter-by-quarter basis. Payments are made in advance and there are no on-going lease obligations. The current lease rate is $1,200 per month.

Litigation

As of December 31, 2011, UTS did not have any outstanding legal issues outside of the ordinary course of business.

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